Form 10-Q
period 1995-01-31
PRECISION AEROTECH INC /DE/
filed 1995-03-17
CIK 802825

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 F O R M   10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 1995
                                ----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _____________________  to _____________________

Commission file number  1-9276
                        ------


                           PRECISION AEROTECH, INC.

             a Delaware Corporation            IRS ID# 33-0171440

                7777 Fay Avenue, Suite 200, La Jolla, CA 92037
                           Telephone (619) 456-2992


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES     X      NO _________
                                                       ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                   YES ________  NO _________

          There were 789,250 shares of the Registrant's common stock outstanding as of March 8, 1995.

Part I - FINANCIAL INFORMATION

                           PRECISION AEROTECH, INC.
                     Consolidated Condensed Balance Sheets
                                (in thousands)

                                    ASSETS
                                    ------

                                                 January 31,    April 30,
                                                     1995          1994
                                                 ------------   ----------
                                                  (Unaudited)      (Note)
Current assets:
 Cash                                               $   217      $   711
 Accounts receivable, net                             4,021        3,967
 Inventories                                          7,259        6,852
 Prepaid expenses and other current assets              159           84
                                                    -------      -------
    Total current assets                            $11,656      $11,614


Property, plant & equipment, net                      9,731        9,709
Other non-current assets                                 74           29
                                                    -------      -------

                                                    $21,461      $21,352
                                                    =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable                                  $ 2,443      $ 1,208
  Current portion of long-term debt and capital
      lease obligations                               1,335        1,276
  Accrued expenses                                    2,917        2,698
                                                    -------      -------
        Total current liabilities                     6,695        5,182

Long-term debt and capital lease obligations,
   less current portion                              14,624       15,427

Shareholders' equity:
  Common stock                                            8            8
  Additional paid-in capital                            735          735
  Retained deficit since May 1, 1994 ($15,927,000
      accumulated deficit eliminated in
      quasi reorganization)                            (601)           -
                                                    -------      -------
Total shareholders' equity                              142          743

                                                    $21,461      $21,352
                                                    =======      =======

Note: The Balance Sheet at April 30, 1994 has been derived from the audited financial statements at that date.


See notes to consolidated condensed financial statements.

Part I - FINANCIAL INFORMATION

                           PRECISION AEROTECH, INC.
         Consolidated Condensed Statements of Operations - (Unaudited)
               (in thousands, except shares and per share data)


                                             Three Months Ended         Nine Months Ended
                                                 January 31,               January 31,
                                             1995          1994        1995          1994
                                            ------       --------    -------       --------
Net sales                                   $8,541        $ 7,853    $25,134        $28,148
Cost of sales                                6,913          6,389     19,582         21,464
                                            ------        -------    -------        -------

Gross profit                                 1,628          1,464      5,552          6,684

Selling, general and administrative
   expenses                                  1,827          1,396      4,970          5,172
(Gain) on disposal of subsidiary                 -           (234)       (97)          (234)
                                            ------        -------    -------        -------

Operating income (loss)                       (199)           302        679          1,746

Other income (expense):
   Interest expense                           (414)        (1,326)    (1,288)        (3,927)
   Other income (expense), net                  16              -         27             (6)
                                            ------        -------    -------        -------
   Total other expense                        (398)        (1,326)    (1,261)        (3,933)

Loss from continuing operations
   before income taxes                        (597)        (1,024)      (582)        (2,187)
Income tax expense                               9             23         19              9
                                            ------        -------    -------        -------
Net (loss) from continuing operations       $ (606)       $(1,047)   $  (601)       $(2,196)

Discontinued operations
  Gain on disposal of Aero                       -            175          -            175
                                            ------        -------    -------        -------
Net loss                                    $ (606)       $  (872)   $  (601)       $(2,021)
                                            ======        =======    =======        =======
Per share amounts:
  Loss from continuing operations            $(.77)       $(32.13)     $(.76)       $(68.96)
  Gain from discontinued operations              -           5.07          -           5.07
                                            ------        -------    -------        -------
    Net loss                                 $(.77)       $(27.06)     $(.76)       $(63.89)
                                            ======        =======    =======        =======

Number of shares used in calculation        789,250        34,483    789,250         34,483

See notes to consolidated condensed financial statements.

Note: Per share data for the three months and nine months ended January 31, 1994, has been restated for the 1-for-100 reverse stock split completed during the year.

Part I - FINANCIAL INFORMATION

                           PRECISION AEROTECH, INC.
              Consolidated Statements of Cash Flow - (Unaudited)
                                (in thousands)

                                                               Nine Months Ended
                                                                 January 31,
                                                             1995          1994
                                                           --------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Loss                                                   $ (601)       $(2,021)

 Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization of property,
      plant and equipment                                    1,780          1,788
    Other amortization                                           1            395
    Provision for losses on inventory                           27              -
    Loss on disposal of assets                                   2              1

    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable               (54)         1,271
      (Increase) decrease in inventories                      (434)         2,598
      Increase in prepaid expenses
       and other current assets                                (75)          (153)
      (Increase) decrease in other non-current assets          (45)            25
      Increase (decrease) in accounts payable                1,235           (780)
      Increase (decrease) in accrued expenses                  219         (1,156)
                                                            ------        -------
                                                            $2,055        $ 1,968
                                                            ------        -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                         (584)          (362)
 Proceeds from disposal of assets                                1              3
                                                            ------        -------

NET CASH USED BY INVESTING ACTIVITIES                       $ (583)       $  (359)
                                                            ------        -------

See notes to consolidated condensed financial statements.

Part I - FINANCIAL INFORMATION

                           PRECISION AEROTECH, INC.
        Consolidated Statements of Cash Flow -- Continued - (Unaudited)
                                (in thousands)

                                                          Nine Months Ended
                                                             January 31,
                                                         1995          1994
                                                       --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Borrowings on long-term debt                          $ 3,828         $    -
 Principal payments on long-term debt and
   capital lease obligations                            (5,794)          (632)
                                                       -------         ------
NET CASH USED BY FINANCING ACTIVITIES                   (1,966)          (632)
                                                       -------         ------
NET INCREASE (DECREASE) IN CASH                           (494)           977

Cash at beginning of period                                711          2,200
                                                       -------         ------
CASH AT END OF PERIOD                                  $   217         $3,177
                                                       =======         ======

Supplemental information:

 Cash paid during the period for:
   Interest                                            $ 1,288         $1,452
   Income taxes                                              -             80

 Non-cash investing and financing activities:
 Capital equipment acquired under capital leases         1,222            145


See notes to consolidated condensed financial statements.

Part I - FINANCIAL INFORMATION

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               January 31, 1995

NOTE A - INTERIM FINANCIAL STATEMENTS

The preceding unaudited interim consolidated condensed financial statements ("statements") should be read in conjunction with the Registrant's audited financial statements for the year ended April 30, 1994.

The preceding statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position at January 31, 1995, and the results of operations for the period then ended. All adjustments are of a normal recurring nature.

NOTE B - BACKLOG

Backlog of unfilled orders for which contractual commitments have been received as of January 31, 1995 was $28.2 million.

NOTE C - QUASI REORGANIZATION

After the debt restructuring accomplished on April 28, 1994, the Registrant implemented, for accounting purposes, a "quasi-reorganization", an elective accounting procedure that permits a company which has emerged from previous financial difficulty to restate its accounts and establish a fresh start in an accounting sense. After implementation of the accounting quasi-reorganization, the Registrant's assets and liabilities were adjusted to fair value, however, these adjustments were limited so as to not increase net assets. The deficit balance in retained earnings was changed to additional paid-in capital. The Registrant effected the accounting quasi-reorganization as of April 30, 1994.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Sales of $8.5 million for the quarter ended January 31, 1995 was $0.7 million higher than the $7.8 million for the same quarter one year earlier. The net loss of $0.6 million or $.77 per common share was $0.3 million better than the net loss of $0.9 million or $27.06 per share (after taking into account a subsequent 1-for-100 reverse stock split) for the three-months period ended twelve months earlier.

Sales for the nine months ended January 31, 1995 of $25.1 million were $3.0 million lower than the $28.1 million for the same period one year ago. The net loss for the nine months year-to-date was $0.6 million or $.76 per share compared with a net loss of $2.0 million or $63.89 per share (after taking into account a subsequent 1-for-100 reverse stock split) last year.

Increased sales in the current quarter resulted from stronger sales at all subsidiaries during the month of January, compared with results one year earlier. However, sales for the first nine months of this year were lower than the comparable period last year due to incremental sales in the prior year period associated with two major customer program cancellations.

Income from the most recent quarter benefitted from a substantial reduction in interest expense compared to the same quarter one year earlier. However, the absence in the most recent quarter of certain favorable adjustments which were taken in the prior year quarter related to reserves for disposal of certain subsidiary operations and restructuring expenses, included in selling, general and administrative expense, reduced the total favorable variance reported.

The nine months year-to-date gross margin is lower than the comparable period last year as the result of the current year not being favorably impacted by the two major program cancellations and associated above average margins mentioned earlier. All other current-year expenses were favorable compared to the same period a year earlier, supporting an improvement in results during the nine months ended January 31, 1995.

Numerous investments in new customer programs and subsidiary capabilities have been made throughout the Corporation during the first nine months of the current fiscal year.


LIQUIDITY AND FINANCIAL CONDITION
- ---------------------------------

A net decrease in cash for the third quarter of $8,000 resulted in net cash used for the nine months ended January 31, 1995 of $494,000. The net loss and increased inventory levels were partially offset by improvements in accounts receivable collections and increases in accounts payable and accrued expenses during the quarter.

Cash provided by operations was $873,000 and $2,055,000 for the quarter and nine months ended January 31, 1995 respectively and compares to $1,968,000 and ($655,000) for comparable periods of the prior year.

Net working capital declined by $1,030,000 for the quarter and $1,471,000 year to date. The decline is attributable to the net loss for the periods as well as payments against the Registrant's long-term line of credit made from working capital in the amounts of $341,000 and $922,000 for the quarter and year to date respectively.

The Registrant has available, a maximum revolving credit agreement to $4,000,000. Availability of the line of credit is based on a calculation utilizing a percentage of accounts receivable and a percentage of certain components of inventory. As of January 31, 1995, an additional $2,879,000 was available, with $1,078,000 having been drawn against the calculated borrowing base.

Capital expenditures, including capital leases, during the third quarter of current and prior years were $835,000 and $6,000. As of January 31, 1995, the Registrant had firm purchase commitments for capital equipment of $83,000.

Management plans to fund working capital requirements from cash provided by operations and from borrowing against its revolving credit agreement.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 11:  Schedule of Computation of Net Earnings Per
                            Share

          (b)  There were no reports on Form 8-K.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                     PRECISION AEROTECH, INC.



____________                         _____________________________________
    Date                             Richard W. Detweiler
                                     Chairman, President, Chief Executive
                                       Officer, Chief Financial Officer,
                                       and duly authorized to sign on
                                       behalf of the Registrant