Form 10-Q/A
period 1995-01-31
PRECISION AEROTECH INC /DE/
filed 1995-06-15
CIK 802825

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               F O R M   10-Q/A

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

                                     PRECISION AEROTECH, INC.


  6/14/95                            /s/ RICHARD W. DETWEILER
____________                         _____________________________________
    Date                             Richard W. Detweiler
                                     Chairman, President, Chief Executive
                                       Officer, Chief Financial Officer,
                                       and duly authorized to sign on
                                       behalf of the Registrant