Form 10-K
period 1995-04-30
PRECISION AEROTECH INC /DE/
filed 1995-07-28
CIK 802825

                                    1 9 9 5

- -------------------------------------------------------------------------------

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549
                                   Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended April 30, 1995

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF   1934 (NO FEE REQUIRED)

     For the transition period from ________________to____________________

                         Commission file number 1-9276

                            PRECISION AEROTECH, INC.
             (Exact name of registrant as specified in its charter)


         A DELAWARE CORPORATION                          33-0171440
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

             7777 FAY AVENUE, SUITE 200, LA JOLLA, CALIFORNIA 92037
                    (Address of principal executive offices)

                                 (619) 456-2992
                                (Telephone No.)


          Securities registered pursuant to Section 12(b) of the Act:

            Title of class          Name of exchange on which registered
            --------------          ------------------------------------
                 None                              None


          Securities registered pursuant to section 12(g) of the Act:
                          Common stock $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X  Yes          No
                                   ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At June 30, 1995, the aggregate market value of the Registrant's voting stock held by non-affiliates was $10,000. The calculation of such market value should not be construed as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

The Registrant has one outstanding class of Common Stock. 789,250 shares were outstanding at June 30, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which Definitive Proxy Statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended April 30, 1995 is incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS



               ITEM     DESCRIPTION
               ----     -----------

     PART I     1.      Business
                2.      Properties
                3.      Legal Proceedings
                4.      Submission of Matters to a Vote of
                          Shareholders

     PART II    5.      Market for the Registrant's Common Equity
                          and Related Shareholder Matters
                6.      Selected Financial Data
                7.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations
                8.      Financial Statements and Supplementary Data
                9.      Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure

     PART III  10.      Directors and Executive Officers of the Registrant
               11.      Executive Compensation
               12.      Security Ownership of Certain Beneficial Owners
                          and Management
               13.      Certain Relationships and Related Transactions

     PART IV   14.      Exhibits, Financial Statement Schedules and
                          Reports on Form 8-K

                                     PART I



ITEM 1.   BUSINESS
- ------------------

     The Registrant is a leading producer of precision assemblies, components and sub-systems used in the aerospace, defense, communications, reprographics and other varied industry applications.

     The Registrant has three operating manufacturing subsidiaries: L&S Aerotech, Inc. ("L&S") located in Wichita, Kansas; Speedring, Inc. ("Speedring") located in Cullman, Alabama and Speedring Systems, Inc. ("Systems") located in Rochester Hills, Michigan. The Registrant's corporate offices are located in La Jolla, California. Operations of a fourth subsidiary, Coast Aerotech, Inc. ("Coast") were halted during the fiscal year ended April 30, 1993, and all asset transfers and liquidations were completed during 1994. In 1991, all operations of Aero Technologies, Inc. ("Aero") were halted and all assets except land and buildings were transferred or liquidated.

     In its manufacturing facilities, the Registrant manufactures and in some cases designs a wide range of assemblies, components and subsystems for a variety of both commercial and government applications and programs in the United States and, to a limited extent, internationally. The Registrant's technical and manufacturing capabilities allow it to offer a broader and more complex scope of supply in parts, assemblies and sub-systems than most of its individual industry counterparts and competitors.

     As of June 30, 1995, the Registrant employed 309 people company-wide.

Business Segments
- -----------------

     The Registrant's business is classified into two major segments.

     The Precision Machining and Assembly segment includes the operations of L&S and Speedring. This segment includes precision machining, assembly, metal forming and joining and repair for a wide variety of precision parts for government, commercial and institutional customers. These parts and assemblies are used in the manufacture and support of a wide variety of military and commercial aircraft, strategic nuclear weapons, tactical missiles, satellites, space structures and institutional R&D facilities.

     The Optical Systems segment includes the activities of Systems. This segment is engaged in the design and manufacture of optical scanners and mirror systems for use in printing, image projection, precision measurement and space exploration applications. See Note 16 to the Registrant's consolidated financial statements for a more detailed discussion on the Registrant's business segments.

Raw Material
- ------------

     The Registrant is dependent on outside suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules. Most raw materials and purchased parts used by the Registrant in its operations are available from numerous sources at competitive prices. However, beryllium, a material used extensively at Speedring and Systems is almost exclusively available from Brush Wellman, located in Ohio. Historically, the Registrant has had an excellent relationship with this key supplier and has not encountered problems in obtaining its beryllium requirements.

Working Capital
- ---------------

     Generally, the Registrant accumulates inventory in support of firm orders and is not required to carry excess quantities of raw materials or purchased parts because of availability or allocation.

     The Registrant's standard policy does not provide for extended payment terms to its customers.

Environmental Compliance
- ------------------------

     The Registrant's subsidiaries are subject to federal, state and local authorities' environmental control regulations. The Registrant believes it is in compliance with these numerous regulations and that it is not exposed to any material liability as it relates to contamination of the environment. To date, compliance with these environmental regulations has not had a material effect on the Registrant's earnings nor has it required the Registrant to expend significant capital expenditures. The Registrant is not aware of any regulations that will have a significant effect on earnings or capital expenditures in the future or would place the Registrant at a competitive disadvantage compared to other companies in the same industries.

     The Registrant has been previously notified of two instances of suspected environmental contamination. Preliminary evaluations by the Registrant do not indicate any material liability on the Registrant's part as to these sites. See
Note 15 to Consolidated Financial Statements for further discussion.

     The Registrant was identified as one of many potentially responsible parties ("PRPs") for cleanup at a Government licensed, third-party waste disposal site. It has also been made aware of a potential claim at a plant site sold by one of its subsidiaries 12 years prior to the Registrant's acquisition of the subsidiary.

     In the first matter, the Environmental Protection Agency (EPA) has notified the Registrant, along with many other parties, that it is potentially liable for costs related to removal of materials and remediation of damage that may have been caused by hazardous substances at a licensed third-party waste disposal site. Management intends to respond by cooperating with all EPA requests. The EPA has completed the clean-up of the site at a cost of $4,720,727 and has made a demand seeking payment. The EPA is currently negotiating a potential global settlement agreement with the PRPs. However, if a global settlement is not achieved, the EPA reserves the right to determine an allocation formula and tender prorated settlement offers on a take-it or leave-it basis. Based on information provided orally by the EPA, Management has estimated the future liability for the Registrant's portion of the clean-up to be no more than approximately $75,000. The estimate is based on the current EPA calculation of the Registrant's proportional share of responsibility based on the ratio of the Registrant's gallonage at the site compared to the total gallonage of all PRPs. Joint and several liabilities among the PRPs can be imposed. Joint and several liability means that any one party could theoretically be liable for the entire cleanup. In light of the large number of PRPs, the Registrant believes this is highly unlikely. However, the large number of PRPs does not change the maximum theoretical exposure of joint and several liabilities. It was also hoped that the site insurance carrier would be obligated to contribute to the cleanup costs. To date there has been no contribution by the insurance carrier and it is unlikely that any such contribution will occur. Management's estimate of the future liability does not include any assumed amounts to be recovered from the insurance carrier.

     In the second matter, during the process of selling the property, the current owner of the plant site has made various assertions regarding environmental contamination at the site and that it potentially may incur significant remediation costs. No litigation has been brought against the Registrant. No governmental action has yet been taken, though no assurances can be given that there will not be any governmental action in the future. Management denies that it is liable for any potential contamination at the site, which was never occupied or used during the Registrant's ownership, and intends to vigorously contest any claims related thereto. The Registrant has received no further correspondence regarding this matter since December 1992.

Significant Customers
- ---------------------

     During 1995, sales to the largest customers, the Boeing Company and AGFA, accounted for 17% and 15% of net sales respectively. The Registrant's other significant customers include the U. S. Government, Martin Marietta, Litton, Magnavox, McDonnell Douglas, Loral and Hughes.

Backlog
- -------

     The approximate dollar amount of backlog orders believed to be firm was $21.7 million and $8.8 million for the Precision Machining and Assembly and the Optical Systems segments, respectively, as of June 30, 1995 and $22.2 million and $6.4 million for the Precision Machining and Assembly and the Optical Systems segments, respectively, as of June 30, 1994. Contracts undertaken by the Registrant may extend beyond one year, and accordingly, portions of contracts are carried forward as backlog from one year to the next. The approximate amount of the backlog at June 30, 1995 not reasonably expected to be shipped during the fiscal year ended April 30, 1996 was $5.1 million and $0 for the Precision Machining and Assembly segment and the Optical Systems segment, respectively.

     The amount of backlog is not necessarily indicative of future contract revenue. Backlog is typically subject to large variations from time to time as contracts are completed, major existing contracts are renewed or major new contracts are awarded. In addition, although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or adjustments will not occur. The majority of backlog consists of contracts under the terms of which cancellation by the customer would entitle the Registrant to all of its costs incurred and related profit.

Government Contracts
- --------------------

     The Registrant's U.S. Government business generally is performed under fixed-price contracts. Under fixed-price contracts, the Registrant agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment occasioned by decreased or increased costs of performing the contract.

     Government contracts are, by their terms, subject to termination by the Government either for its convenience or for default of the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the Government, and, if the termination is for convenience, for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on its costs incurred. If such termination is for default, the contractor is paid such amount as may be agreed upon for completed and partially completed products and services accepted by the Government. The Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts. The contractor may be liable for excess costs incurred by the Government in procuring undelivered items from another source.

Competitive Conditions
- ----------------------

     Securing customer orders is predicated on a combination of factors. Most important among these are pricing levels, existence of specific capabilities required in the performance of work, existence of systems and disciplines required to meet quality requirements and acceptability of past performance. The degree to which each of these play a part in the customer decision process varies greatly by subsidiary and further by the type of work performed. It is becoming an increasingly common requirement for suppliers in this industry to meet extremely stringent "preferred supplier" criteria to be considered for future awards. All the Registrant's businesses have achieved this status with virtually all key customers recently. A limited number of competitors exist for micro-precision and beryllium machining. Conversely, an extensive number of potential competitors exist for certain less unique machining work.

     Competitors vary greatly in size. None of the direct competitors with the Registrant's business are dominant in the market segments served. However, increased competition has been experienced in selected areas of the Registrant's business, as defense industry activity has declined and commercial aerospace prime contractors are narrowing their supplier bases and reacting to stretchouts of new aircraft deliveries.

ITEM 2.   PROPERTIES
- --------------------

     The following table sets forth information concerning the Registrant's facilities which are production facilities.


Location                        Approximate Ownership Interest   Square Feet
- --------                        ------------------------------   -----------

Wichita, Kansas                       Owned                          45,000
Wichita, Kansas                       Owned                          54,000
Wichita, Kansas (1)                   Lease (Expiring 1996)          40,000
Rochester Hills, Michigan (2)         Lease (Expiring 1999)          29,000
Cullman, Alabama                      Owned                         100,000
                                                                    -------
Total                                                               268,000
                                                                    =======

(1) Leased at $3,736 per month through October 1996 plus annual CPI adjustments beginning in the second option year, which includes CPI adjustment. The lease contains three five-year renewal options at fair market rental value.

(2) Leased at $18,004 per month through October 1996 and thereafter at $20,792 per month through October 1999. The Registrant has four five-year renewal options with increases in monthly rent of 20% per option period.

     Management estimates that the current facilities are sufficient for the Registrant's projected growth in the near term and believes that additional facilities will be available as needed.

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------

     See Item 1 (Page 2) and Footnote 15 to the Consolidated Financial Statements for information regarding environmental compliance.

     The Alabama Department of Revenue has proposed additional franchise taxes for the years 1989 through 1994 in the amount of $388,000 (plus penalties and interest). The Registrant's returns for 1989 through 1992 had previously been examined and an agreement was reached regarding the tax due and an acceptable method of calculating the franchise tax base. The additional tax was paid and returns were prepared for subsequent years based on the agreed upon calculation method.

     The Department of Revenue is now proposing a different method of calculating the tax base retroactively to 1989. Management intends to contest the Department of Revenue's positions and believes that the contested additional taxes will be substantially reduced.

     No accrual has been made in the financial statements (Note 10) for the proposed taxes since the ultimate liability, if any, cannot be reasonably estimated. Any ultimate liability is not expected to be material in relation to the consolidated financial position of the Registrant, but could be material in relation to the earnings of the period in which a final determination occurs.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
- ---------------------------------------------------------

          None


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
- ---------------------------------------------------------------
          SHAREHOLDER MATTERS
          -------------------


     The Registrant's common stock is traded on the NASDAQ "Bulletin Board". On June 30, 1995, there were approximately 1,000 record holders of the common stock of the Registrant.

     The table below sets forth for each quarter the high and low market values of the Registrant's Common Stock in the two most recent fiscal years. The amounts have been retroactively adjusted for the effect of the 1 for 100 reverse stock split completed during fiscal 1994. Market values for the first quarter of fiscal 1994 are based on reported high and low closing sales prices. Market values for the remaining periods are based on reported high and low bid prices. Bid prices represent prices between dealers and do not include any retail markup, markdown or commissions and may not represent actual transactions.


Fiscal Quarter       Fiscal Year 1995         Fiscal Year 1994
- --------------       ----------------         ----------------
                      High       Low           High       Low
                     ------     -----         ------     -----
First                $ .50      $.125         $25.00     $12.50
Second                 .125      .125          25.00       3.13
Third                  .25       .25            3.13       0.10
Fourth                 .25       .25            5.00       0.10

     The Registrant intends to retain its earnings to finance development of its business and does not intend to declare dividends on its Common Stock in the foreseeable future. Further, the agreements with the Registrant's two primary lenders contain restrictions on the payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA
- ---------------------------------


                            SELECTED FINANCIAL DATA
                (In thousands of dollars except per share data)

                                              For the Years Ended April 30
                                ---------------------------------------------------------
Statement of Income Data:         1995        1994       1993       1992(1)       1991(1)
- --------------------------      -------     -------    --------     -------       -------
Net sales                       $35,806     $36,528    $ 47,602     $51,015       $64,434
Cost of sales                    27,007      28,305      37,746      39,329        49,831
                                -------     -------    --------     -------       -------

Gross profit                      8,799       8,223       9,856      11,686        14,603
                                -------     -------    --------     -------       -------
Selling, general, and
 administrative expenses          7,098       6,353       8,628       7,663         8,138
Amortization                          1         527       9,477         490           491
Debt restructuring
 expenses                             -           -       2,529         188           209
(Income) loss on
 disposal of
 subsidiaries                       (97)       (378)      2,165           -             -
                                -------     -------    --------     -------       -------

Operating income (loss)
 from continuing operations       1,797       1,721     (12,943)      3,345         5,765
Interest expense, net            (1,686)     (5,794)     (4,978)     (5,388)       (6,176)
  Other income (expense), net        45          31         (48)       (158)         (306)
                                -------     -------    --------     -------       -------
Income (loss) from
 continuing operations before
 income taxes                       156      (4,042)    (17,969)     (2,201)         (717)
Income taxes                         93          43         149           9           225
                                -------     -------    --------     -------       -------

Income (loss) from
 continuing operations          $    63     $(4,085)   $(18,118)    $(2,210)      $  (942)

Discontinued operations:
  (Loss) from operations:
   Aero                               -         175         (75)          -          (884)
  (Loss) on disposal of:
   Aero                               -           -           -           -        (1,256)
   Micronics                          -           -           -           -          (136)
                                -------     -------    --------     -------       -------

Income (loss) before
 extraordinary item             $    63     $(3,910)   $(18,193)    $(2,210)      $(3,218)

  Extraordinary item, gain
   on troubled debt
   restructuring                      -      23,669           -           -             -
                                -------     -------    --------     -------       -------

    Net Income (loss)           $    63     $19,759    $(18,193)    $(2,210)      $(3,218)
                                =======     =======    ========     =======       =======

                            SELECTED FINANCIAL DATA
                (In thousands of dollars except per share data)

                                              For the Years Ended April 30
                                 ---------------------------------------------------------
Statement of Income Data:          1995     1994       1993(1)        1992(1)      1991(1)
- -------------------------        -------  --------    ---------      --------     --------
Income (loss) per share:

From continuing operations       $   .08   $(106.33)   $(532.44)      $(71.05)     $ (34.00)
From discontinued operations           -       4.56       (2.17)            -        (66.00)
From extraordinary item                -     616.05           -             -             -
                                 -------   --------    --------       -------      --------

Net income (loss) per share      $   .08   $ 514.28    $(534.61)      $(71.05)     $(100.00)
                                 =======   ========    ========       =======      ========

Total assets                     $23,278   $ 21,352    $ 36,204       $47,422      $ 55,638
Long-term debt                    13,690     15,427       1,485(2)     38,618        43,186

(1) Amounts were restated to reflect Aero and Micronics as discontinued operations and to reflect 1 for 100 reverse stock split completed on April 28, 1994.

    Per share data in remainder of this document has been restated for the 1 for 100 reverse stock split completed on April 28, 1994.

(2) Includes capital leases only. Other long-term debt was in default and therefore recorded as "current indebtedness."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------


     Percentages of Certain Income Statement Items as They Relate to Net Sales:
The following table sets forth the percentages of certain income statement items as they relate to net sales in the consolidated statements of income for the years ended April 30, 1995, 1994, and 1993.

                                                    FOR YEARS ENDED APRIL 30
                                                   -------------------------
                                                   1995      1994      1993
                                                   -----     -----     -----

Net sales                                          100.0%    100.0%    100.0%
Cost of sales                                       75.4      77.5      79.3
                                                   -----     -----     -----

Gross profit                                        24.6      22.5      20.7
                                                   -----     -----     -----

Selling, general and administrative expenses        19.9      17.4      18.1
Amortization                                           -       1.4      19.9
Debt restructuring expenses                            -         -       5.3
(Income) loss on disposal of subsidiaries            (.3)     (1.0)      4.6
                                                   -----     -----     -----

   Total selling, general and
    administrative expenses                         19.6      17.8      47.9
                                                   -----     -----     -----

Income (loss) from operations                        5.0       4.7     (27.2)
Interest expense, net                                4.7      15.9      10.6
Other (income) expense, net                           .1       (.1)       .1
                                                   -----     -----     -----

Income (loss) before income taxes                     .4     (11.1)    (37.9)
Income taxes                                          .2       (.1)       .3
                                                   -----     -----     -----

Income (loss) from continuing operations              .2     (11.2)    (38.2)
                                                   =====     =====     =====

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994
- ---------------------------------------------


     Net sales in 1995 of $35.8 million were $0.7 less than the $36.5 million in 1994. Sales by business segment, including intercompany sales, for the two years are as follows:

                                  ($ millions)

                    Precision Machining
                       and Assembly        Optical Systems
                    -------------------    ---------------

             1994         $28.6               $ 9.4
             1995          25.7                11.8

     Sales increases in the Optical Systems segment were due in a large part to expanded new customer programs in image setting market segments ($1.1 million) and new laser-based optical sub-systems for new market segments ($0.7 million). Sales in the Precision Machining and Assembly segment were adversely impacted by a continued reduction and, in some cases, cancellation of mature defense programs. Reductions in this segment were partially offset by increased military spare parts sales for critical aircraft repair programs ($0.7 million) and an improvement ($0.7 million) in commercial aircraft parts and assembly sales.

     New business development initiatives at all three subsidiaries are ongoing. These initiatives are designed to locate and develop customers that are in the Registrant's current markets as well as markets in industries that may be able to utilize the Registrant's specific expertise. Management expects these initiatives to lessen the impact of continued reductions in defense spending.

     Consolidated profit of $8.8 million was $0.6 million higher than the $8.2 million reported for 1994. Gross margin percent increased from 22.5% in 1994 to 24.5% in 1995. The improved performance is largely related to two items. First, margins on sales of spare parts to the Government improved in 1995 compared to 1994. Margins on sales to the Government are dependent on many factors such as the level of defense spending, specific repair programs undertaken by the Government and competition in the industry. Margins for this portion of the Registrant's business have been inconsistent in the past. Improved margins in the current year do not assure that margins in this category will continue at the current levels. Second, there was a substantial reduction in the program development and start-up costs in the Optical Systems segment during 1995. The current year reflects a more expected level of expenses in this area and management considers the amounts spent in 1994 to be unusually high. Improvements in these two areas were partially offset by reductions in certain mature defense programs and higher than usual new program development in the Precision Machining and Assembly segment.

     Selling, general and administrative expenses increased by $0.7 million in 1995. The increase was due to increased commissions associated with increased sales and change in customer mix at the L&S subsidiary and increased performance based incentive payments in areas where planned performance improvements were realized or exceeded.

     As a result of the debt restructuring completed in April 1994, interest expense of $1.7 million for 1995 was $4.1 million less than the $5.8 million reported in 1994. This supported the achievement of a positive net income before taxes from continuing operations for 1995 of $0.2 million compared with a net loss of $4.0 million in 1994.

     Because of the change in ownership under the debt restructuring in 1994, no net operating loss carryovers are available to offset taxable income in the current or future years. Income taxes payable for 1995 are $0.2 million. A net increase of $0.1 million in deferred tax assets over deferred tax liabilities in 1995 resulted in a current year income tax expense of $0.1 million. Note 10 to the Financial Statements provides additional information regarding income taxes.

     Net income for 1995 of $0.1 million was substantially lower than the $19.8 million reported for 1994. The 1994 results were favorably impacted by a $23.7 million extraordinary item related to the troubled debt restructuring.


FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993
- ---------------------------------------------

     Net sales in 1994 were $36.5 million compared to $47.6 million in 1993. Sales were down in the Precision Machining and Assembly segment due to:

     . Reductions in Boeing commercial aircraft production schedules and lower military spare parts funding impacting L&S sales by $2.3 million.

     . A reduction of $5.8 million in sales at Coast related to its discontinuance at the end of 1993 and ultimate disposition.

     . A $2.2 million reduction in sales at Speedring associated with cancellation of a large classified program and the anticipated continuation of strategic nuclear weapon hardware phase-out.

     These reductions are net of increases in sales from new customers and programs at both L&S and Speedring associated with aggressive new business development initiatives. Approximately one third of the Speedring customers, in 1994, were new additions during the previous 24 months.

     Consolidated gross profit from operations was $8.2 million compared with $9.9 million the prior year. The decrease was largely attributed to the reduced sales volume. However, in spite of reduced volume, gross margin percent increased 1.8% to 22.5% from 20.7% during the prior fiscal year, in part resulting from continued close cost management and a higher than average margin on a terminated program.

     Selling, general and administrative expenses were again reduced by nearly $2.2 million to $6.3 million from $8.6 million in 1993. Again, continued aggressive cost reductions at L&S and Speedring and the discontinuance of Coast explain the significant decrease. Amortization of $0.5 million, included in 1994 results, of previously capitalized goodwill is eliminated going forward as the result of the "quasi-reorganization".

     Positive operating income was achieved at all three subsidiaries during fiscal 1994. Consolidated operating income of $1.7 million for 1994 compares with an operating loss of $12.9 million in 1993. Excluding the non-recurring adjustments for goodwill, debt restructuring expenses and loss on disposal of subsidiaries, operating income for 1994 was $1.2 million compared with the $0.7 million for 1993.

     The 1994 interest expense accrued and reported was $5.8 million as specified in the original senior and subordinated loan agreements. This compares with $5.0 million in 1993. The actual amount paid in fiscal 1994 was $1.8 million. The difference was forgiven by the lenders in the restructuring and is shown as part of the gain on debt restructuring.

     Net income of $19.8 million or $514.28 per common share for 1994 compares with a net loss of $18.2 million or $534.61 per common share for 1993. The net income reported for 1994 is related in its entirety to the $23.7 million gain on the troubled debt restructuring concluded late in the 1994 fiscal year. Without the extraordinary gain the Registrant would have reported a loss of $3.9 million or $101.77 per common share.

     In connection with the Restructuring, the Registrant implemented, for accounting purposes, a "quasi-reorganization", an elective accounting procedure that permits a company that has emerged from financial difficulty to restate its accounts and establish a fresh start in an accounting sense. Through implementation of the "quasi-reorganization", the Registrant's assets and liabilities were revalued and its accumulated deficit was charged to additional paid-in capital. The Registrant effected the "quasi-reorganization" as of April 30, 1994.

     The Registrant recorded no Federal tax expense for fiscal 1994 due to the non-taxable treatment of the gain from the "troubled debt restructuring". Due to the change in ownership of the Registrant under the Restructuring, the net operating loss carry-forwards from prior years will not be available to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Fiscal 1995 represents the first full fiscal year the Registrant operated under its restructured debt agreements.

     Cash from operations improved significantly from prior years. The improvement is due to improvements in earnings and noncash adjustments to reconcile net income to net cash provided by operations. Operating assets increased primarily due to increases in accounts receivable based on increased shipments in the final month of the year and increases in inventories at the L&S subsidiary due to short-term delivery delays on selected contracts. These increases were more than offset by increases in accounts payable and accrued expenses.

     The Registrant utilizes vendor credit as a source of short-term funding. Two of the Registrant's larger vendors have informally agreed to payment terms in excess of the industry norm of 30 days. While these agreements are informal, the Registrant expects them to continue in the future.

     The increase in accrued expenses is primarily employee compensation and a significant portion of the expenses will be paid within 90 days of the end of the fiscal year. Cash will be provided by operations and borrowing against the revolving credit agreement.

     Investing activities returned to a level comparable to the years prior to the restructuring year. Capital expenditures will likely continue at approximately at this level in the near future. Capital expenditures during fiscal 1995 were $2,239,000 compared to $697,000 in fiscal year 1994. Of these amounts, $1,239,000 and $246,000 were funded by capital leases for fiscal 1995 and 1994 respectively. The Registrant expects leasing to continue to be a significant source of funds for capital expenditures in the future. At June 30, 1995, the Registrant had firm purchase commitments for capital equipment of $210,000, of which approximately $70,000 will be funded by a capital lease.

     Cash used in financing activities increased in the current year. This was a result of utilizing cash to repay amounts against the Foothill revolving line of credit. Of the amount used, $1,386,000 represents the amount required to be paid under the loan and capitalized lease agreements and $1,640,000 represents the amount repaid against the line of credit. Cash generated by operations was $2,127,000 in excess of the required debt payments.

     The Registrant has available, a maximum revolving credit agreement of $4,000,000. Availability of this line of credit is based on a calculation utilizing a percentage of accounts receivable and a percentage of certain components of inventory. As of April 30, 1995, $3,640,000 was available, with $360,000 having been drawn against the $4,000,000 calculated borrowing base.

     Management plans to fund working capital requirements from a combination of cash generated from operations, short-term vendor financing and borrowings from its revolving credit agreement. Management believes this will provide adequate working capital to meet its needs in the foreseeable future. Cash generated from operations for both fiscal 1995 and 1994 were in excess of amounts required to service the restructured debt obligations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -----------------------------------------------------


       Index to Consolidated Financial Statements and Supplementary Data


          Reports of Independent Auditors

          Consolidated Balance Sheets - April 30, 1995 and 1994

          Consolidated Statements of Operations
           for the years ended April 30, 1995, 1994 and 1993

          Consolidated Statements of Shareholders' Equity for the years ended April 30, 1995, 1994 and 1993

          Consolidated Statements of Cash Flow
           for the years ended April 30, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Precision Aerotech, Inc.
La Jolla, California

We have audited the accompanying consolidated balance sheets of Precision Aerotech, Inc. and subsidiaries as of April 30, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1995 listed in the accompanying index to financial statements (Item 14(a)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the financial position of Precision Aerotech, Inc. and subsidiaries as of April 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles.



San Diego, California
July 19, 1995

To the Board of Directors and Stockholders
Precision Aerotech, Inc.
La Jolla, California

Our audit of the consolidated financial statements of Precision Aerotech, Inc. and subsidiaries included schedule II contained herein, for each of the three years in the period ended April 30, 1995.

In our opinion, such schedule presents fairly the information required to be set forth therein in conformity with generally accepted accounting principles.



San Diego, California
July 19, 1995

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1995 AND 1994
(IN THOUSANDS EXCEPT SHARES AND PER SHARE DATA)


ASSETS (NOTE 6)                                           1995        1994
- ----------------------------------------------------------------------------
Current Assets

  Cash                                                   $   240     $   711
  Accounts receivable, net (Notes 2 and 12)                4,664       3,967
  Inventories (Note 3)                                     7,700       6,852
  Prepaid expenses and other current assets                  103          84
  Deferred tax assets (Note 10)                              961         --
                                                         -------------------
    TOTAL CURRENT ASSETS                                  13,668      11,614
                                                         -------------------

Property, Plant and Equipment, net (Notes 4 and 8)         9,535       9,709
                                                         -------------------

Other assets                                                  75          29
                                                         -------------------

                                                         $23,278     $21,352
                                                         ===================

See Notes to Consolidated Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                       1995        1994
                                                         -------------------

Current Liabilities
  Accounts payable                                       $ 3,130     $ 1,208
  Income taxes payable                                       235         --
  Accrued expenses and other current liabilities
    (Note 9)                                               3,370       2,698
  Current portion of long-term debt and capital lease
    obligations (Notes 6 and 8)                            1,227       1,276
                                                         -------------------
      Total current liabilities                            7,962       5,182
                                                         -------------------
Long-term debt and capital lease obligations, less
  current portion (Notes 6 and 8)                         13,690      15,427
                                                         -------------------
Deferred tax liabilities (Note 10)                           820         --
                                                         -------------------
Commitments and contingencies (Notes 8 and 15)

Shareholders' Equity  (Notes 6, 7 and 11)
  Common stock, $.01 par value authorized 15,000,000
    shares, issued and outstanding 789,250 shares              8           8
  Additional paid-in capital                                 735         735
  Retained earnings since May 1, 1994 ($15,927
    accumulated deficit eliminated in
    quasi-reorganization on April 30, 1994)                   63         --
                                                         -------------------
      TOTAL SHAREHOLDERS' EQUITY                             806         743
                                                         -------------------
                                                         $23,278     $21,352
                                                         ===================

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                        1995             1994              1993
- ----------------------------------------------------------------------------------------------------
Net sales (Note 12)                                   $ 35,806         $ 36,528          $    47,602
Cost of sales                                           27,007           28,305               37,746
                                                      ----------------------------------------------
          GROSS PROFIT                                   8,799            8,223                9,856
                                                      ----------------------------------------------
Selling, general, and administrative expenses            7,098            6,353                8,628
Amortization (Note 5)                                        1              527                9,477
Debt restructuring expenses                                --               --                 2,529
(Income) loss on disposal of subsidiaries
  (Note 14)                                                (97)            (378)               2,165
                                                      ----------------------------------------------
                                                         7,002            6,502               22,799
                                                      ----------------------------------------------
          OPERATING INCOME (LOSS) FROM
            CONTINUING OPERATIONS                        1,797            1,721              (12,943)
Interest income (expense), net                          (1,686)          (5,794)              (4,978)
Other income (expense), net                                 45               31                  (48)
                                                      ----------------------------------------------
          INCOME (LOSS) FROM CONTINUING
            OPERATIONS BEFORE INCOME TAXES                 156           (4,042)             (17,969)
Income taxes (Note 10)                                      93               43                  149
                                                      ----------------------------------------------
          INCOME (LOSS) FROM CONTINUING
            OPERATIONS                                      63           (4,085)             (18,118)
                                                      ----------------------------------------------
Discontinued operations (Note 14)
  Gain (loss) from Aero operations                         --               175                  (75)
                                                      ----------------------------------------------
          INCOME (LOSS) BEFORE
            EXTRAORDINARY ITEM                              63           (3,910)             (18,193)
  Extraordinary item, gain on troubled
    debt restructuring (Note 6)                            --            23,669                  --
                                                      ----------------------------------------------
          NET INCOME (LOSS)                           $     63         $ 19,759          $   (18,193)
                                                      ==============================================
Earnings per share:
  Income (loss) from continuing operations            $   0.08         $(106.33)         $ * (532.44)
  Gain (loss) from discontinued operations                 --              4.56            *   (2.17)
  Extraordinary item, gain on troubled
    debt restructuring                                     --            616.05                  --
                                                      ----------------------------------------------
          NET INCOME (LOSS)                           $   0.08         $ 514.28          $ * (534.61)
                                                      ==============================================
      Weighted average number of
        shares outstanding (Note 11)                   789,250           38,419            *  34,483
                                                      ==============================================

*Restated for effect of stock split

See Notes to Consolidated Financial Statements.

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED APRIL 30, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                           Series A                Series B                  Series C
                                       Preferred Stock          Preferred Stock          Preferred Stock
                                     Shares       Amount      Shares       Amount      Shares       Amount
- -----------------------------------------------------------------------------------------------------------
Balance, April 30, 1992                4,980       $  1        45,188        $  4       79,080       $  8
    Net (loss)                           --          --            --          --           --         --
                                     ---------------------------------------------------------------------
Balance, April 30, 1993                4,980          1        45,188           4       79,080          8
  Reclassification/conversion
    of stock in troubled debt
    restructuring (Notes 6
    and 11)                           (4,980)        (1)      (45,188)         (4)     (79,080)        (8)
  Reverse stock split common
    stock (Note 11)                      --          --           --           --          --          --
  Change in common stock
    par value                            --          --           --           --          --          --
  Net income                             --          --           --           --          --          --
  Adjustment for quasi-
    reorganization as of
    April 30, 1994 (Note 7)              --          --           --           --          --          --
                                     ---------------------------------------------------------------------
Balance, April 30, 1994
  Net income                             --          --           --           --          --          --
                                     ---------------------------------------------------------------------
Balance, April 30, 1995                  --        $ --           --         $ --          --        $ --
                                     =====================================================================

See Notes to Consolidated Financial Statements.

                                    Additional       Retained
        Common Stock                 Paid-In         Earnings
   Shares           Amount           Capital         (Deficit)        Total
- -----------------------------------------------------------------------------
 3,448,253          $ 345            $ 14,064        $(17,493)       $ (3,071)
       --             --                  --          (18,193)        (18,193)
- -----------------------------------------------------------------------------

 3,448,253            345              14,064         (35,686)        (21,264)

   754,968              8               2,253             --            2,248

(3,413,971)           --                  --              --              --

       --            (345)                345             --              --
       --             --                  --           19,759          19,759

       --             --              (15,927)         15,927             --
- -----------------------------------------------------------------------------

   789,250              8                 735             --              743
       --             --                  --               63              63

- -----------------------------------------------------------------------------
   789,250          $   8            $    735        $     63        $    806
=============================================================================

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1995, 1994 AND 1993
(IN THOUSANDS)

                                                        1995         1994         1993
- ----------------------------------------------------------------------------------------
Cash Flow from Operating Activities
  Net income (loss)                                    $    63     $ 19,759     $(18,193)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization of
        property, plant and equipment                    2,370        2,265        2,538
      Other amortization                                     1          527        9,972
      Gain on troubled debt restructuring                  --       (23,669)         --
      Provision for losses on accounts
        receivable                                         --            35           51
      Provision for losses on inventory                    222         (330)          32
      (Gain) loss on sale of assets                        --             3          (78)
      Deferred income taxes                               (141)         --           --
      Noncash (income) loss on disposal of
        subsidiaries or discontinued operations            --          (553)       1,986
      Accrued interest added to long-term
        debt                                               --         3,522        1,441
      Changes in operating assets and
        liabilities:
        (Increase) decrease in:
          Accounts receivable                             (697)         593        1,345
          Inventories                                   (1,070)       3,789        1,142
          Prepaid expenses and other current
            assets                                         (19)          (3)         187
          Other noncurrent assets                          (45)          25           90
        Increase (decrease) in:
          Accounts payable                               1,922       (1,221)      (1,648)
          Income taxes payable                             235          --           --
          Accrued expenses and other current
            liabilities                                    672       (3,412)       2,750
                                                       ---------------------------------
              NET CASH PROVIDED BY OPERATING
                ACTIVITIES                             $ 3,513     $  1,330     $  1,615
                                                       =================================

See Notes to Consolidated Financial Statements.

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED APRIL 30, 1995, 1994 AND 1993
(IN THOUSANDS)

                                                          1995            1994            1993
- ------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital expenditures                                   $(1,000)        $   (451)      $ (1,144)
  Proceeds from disposal of assets                            42              490            139
                                                         ---------------------------------------
          NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES                            (958)              39         (1,005)
                                                         ---------------------------------------
Cash Flows from Financing Activities
  Borrowings on long-term debt                             6,060              --          40,042
  Principal payments on long-term debt
    and capital lease obligations                         (9,086)          (2,858)       (38,452)
                                                         ---------------------------------------
          NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                          (3,026)          (2,858)         1,590
                                                         ---------------------------------------
          NET INCREASE (DECREASE) IN CASH                   (471)          (1,489)         2,200

Cash
  Beginning                                                  711            2,200            --
                                                         ---------------------------------------
  Ending                                                 $   240         $    711       $  2,200
                                                         =======================================
Supplemental Disclosures of Cash Flow
  Cash paid for:
    Interest                                             $ 1,575         $  2,155       $  2,423
    Income tax payments                                  $   --          $    284       $    139

Supplemental Schedule of Noncash Investing
  and Financing Activities
    Equipment acquired under capital
      leases                                             $ 1,239         $    246       $    794

    Accrued interest added to long-term debt             $   --          $  3,522       $  1,441

See Notes to Consolidated Financial Statements.

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company manufactures precision assemblies and components used primarily in the aerospace, defense, communication and reprographics industries generally under long-term contracts, which are typically less than three years in duration. The Company's accounts receivable are due primarily from companies in these industries located throughout the United States. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required.

A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Precision Aerotech, Inc. and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, net of progress payments received. Under the contractual arrangements by which progress payments are received, the customer has a security interest in the inventory identified with related contracts.

REVENUE RECOGNITION

Revenue is generally recognized on the units-of-delivery method. Sales and costs of sales are generally recognized when inventory manufactured pursuant to a contract is shipped. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized on the straight-line method over the shorter of the term of the related lease or the estimated useful life of the improvement. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method, typically five to eight years. Amortization of equipment acquired under capital leases is included in depreciation of plant and equipment.

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EXCESS OF COST OVER FAIR VALUE OF PURCHASED SUBSIDIARIES

Prior to the implementation of the quasi-reorganization, the excess of cost over fair value of purchased subsidiaries was amortized over 20 years using the straight-line method. Annually, management reviewed the unamortized value of the intangibles using a discounted cash flow method of valuation using a rate of 13.5% for each subsidiary having a material balance and reduced their balances if the values were permanently impaired. Due to the elimination of the unamortized balance of the excess of cost over fair value of purchased subsidiaries effective April 28, 1994, there is no remaining balance reflected on the accompanying consolidated balance sheets (see Notes 5 and 7).

INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred and expensed $553,000, $426,000 and $305,000 for research and development during the years ended April 30, 1995, 1994 and 1993, respectively.

EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of shares outstanding as restated for the effect of the reverse stock split (see
Note 11) after adjusting for dividend requirements of preferred stock in 1994 and 1993.

NOTE 2. ACCOUNTS RECEIVABLE

Following are the components of accounts receivable, substantially all from long-term contracts, at April 30:

                                           (In thousands)

                                           1995       1994
                                          -----------------
Amounts billed                            $4,748     $4,142

Less allowance for doubtful accounts          84        175
                                          -----------------
                                          $4,664     $3,967
                                          =================

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
NOTE 3. INVENTORIES

The components of inventories, substantially all of which relate to long-term contracts, are as follows at April 30:


                                                               (In thousands)

                                                              1995        1994
                                                             ------------------
Work-in-process and finished components                      $7,528      $6,839

Raw materials                                                   345         233

Less amounts representing progress payments received on
  uncompleted contracts                                         173         220
                                                             ------------------
                                                             $7,700      $6,852
                                                             ==================

Inventories are net of reserves of $805,000 and $583,000 at April 30, 1995 and 1994, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at April 30:


                                                                       (In thousands)

                                                                     1995          1994
                                                                   ---------------------
Land                                                               $   465        $  465
Building and leasehold improvements                                  2,417         2,313
Machinery and equipment                                              4,571         3,369
Machinery and equipment under capital leases                         3,510         2,962
Furniture and fixtures                                                 926           600
                                                                   ---------------------
                                                                   $11,889        $9,709
Less accumulated depreciation and amortization                       2,354           --
                                                                   ---------------------
                                                                   $ 9,535        $9,709
                                                                   =====================

Included in accumulated depreciation and amortization are amounts related to assets acquired under capital leases of $607,000 and $0 at April 30, 1995 and 1994, respectively (see Note 7).

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
NOTE 5. EXCESS OF COST OVER FAIR VALUE

In its annual evaluation of the unamortized value of the excess of cost over fair value of purchased subsidiaries at April 30, 1993, management determined there was an impairment of the value recorded in connection with subsidiaries purchased in 1988. Based upon changes in the national political and economic environment it was felt that this impairment was permanent. Loss from continuing operations reflects a charge of approximately $8,995,000 for the year ended April 30, 1993 for additional amortization as a result of recording this impairment. In addition, management reevaluated its estimate of the useful life of the excess of cost related to this 1988 acquisition from 40 to 20 years.

In connection with the comprehensive restructuring accomplished in 1994, the Company implemented a quasi-reorganization and as a result recorded a charge of approximately $7,378,000 to accumulated deficit to eliminate the remaining unamortized value of the excess of cost over fair value of purchased subsidiaries (see Note 7). The reduction in the intangible asset was a result of the implementation of the quasi-reorganization and was not based on an indication of further impairment using the evaluation method described above.

NOTE 6. DEBT AND CAPITAL LEASE OBLIGATIONS

Following is a summary of long-term debt and capital lease obligations at April 30:


                                                                              (In thousands)

                                                                              1995        1994
                                                                            --------------------
$10,500,000 term loan bearing interest at 10%, interest payable monthly, quarterly principal payments of $100,962 through
  September 30, 1998 and the unpaid balance due December 31, 1998
  (a)(b)                                                                    $10,096      $10,500

$2,500,000 term loan bearing interest at 10% interest payable monthly, quarterly principal payments of $24,038 through
  September 30, 1998 and the unpaid balance due December 31, 1998
  (a)(b)                                                                      2,404        2,500

$4,000,000 revolving credit agreement bearing interest at 10%
  interest payable monthly and principal due December 31, 1998
  (a)(b)(c)                                                                     360        2,000

Obligations under capital leases with interest at 6.7% to 13.4%, due in monthly installments through December 1998, collateralized
  by certain equipment                                                        2,057        1,703
                                                                            --------------------
                                                                             14,917       16,703
Less current portion                                                          1,227        1,276
                                                                            --------------------
                                                                            $13,690      $15,427
                                                                            ====================

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
NOTE 6. DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

(a) On April 28, 1994 the Company entered into a capital Restructuring agreement with its two primary lending institutions. The Company issued 532,744 shares of common stock to Foothill Capital Corporation (Foothill) and 217,044 shares of common stock to Teachers Insurance and Annuity Association (TIAA) in exchange for amendment of the Company's Senior Credit Agreement to reduce the principal and accrued interest outstanding from $49,767,000 to $17,000,000 including a $2,500,000 note to TIAA in exchange for all of its outstanding 14.5% Guaranteed Senior Subordinated Notes and all of its outstanding Convertible Exchangeable Preferred Stock (Series B) and Convertible Participating Preferred Stock (Series C). Additionally, the holders of the Reincorporation Preferred Stock (Series A) agreed to reclassify their shares into shares of common stock of the Company. Concurrent with the closing of the Restructuring agreement, all series of preferred stock were cancelled and the Company is now authorized to only
     issue shares of common stock.   The value assigned to the common shares
     issued to the lending institutions was $2,249,000 as of April 28, 1994 based on a "bid" prices provided by the NASDAQ in the months prior to the
     restructuring.   There was no significant trading activity between the date of the proxy and the date of the restructuring. The restructuring required four representatives of the creditors serve on the Company's five person Board of Directors. The gain was measured by reducing the recorded obligation prior to restructuring by the value of the common shares issued to the lenders, then comparing this amount to the total future principal and interest payments required under the restructured agreements. The restructuring with TIAA resulted in an extraordinary gain of $23,669,000 or $616.05 per share. There was no tax effect of the extraordinary gain because a portion of the gain was nontaxable and the remaining portion was offset by utilization of net operating loss carryforwards. This transaction was accounted for in accordance with the Financial Accounting Standards Board Statement No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

     In connection with implementation of the quasi-reorganization (see Note 7), the Company recorded a credit of approximately $6,849,000 to accumulated deficit to eliminate the prospective restructuring interest to reduce the debt to approximate fair market value.

(b) The term loans and revolving credit agreement contain certain restrictive covenants which included, among other things, restrictions on the payments of dividends and the incurrence of additional indebtedness. Substantially all assets of the Company, with the exception of assets acquired and collateralized pursuant to capital lease obligations and amounts representing progress payments received on uncompleted contracts, are pledged as collateral under the term notes and revolving credit agreement.

     Under the term loan and revolving credit agreement, the Company is required to pay the creditor a quarterly commitment fee as long as any amounts are outstanding.

(c) The revolving credit agreement provides for an amount not to exceed the Borrowing Base (as defined). Under the terms of the agreement, amounts borrowed may be repaid and reborrowed at any time prior to the termination date, December 31, 1998. At April 30, 1995, borrowings of $3,640,000 are available under the agreement.

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 6.  DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

Scheduled maturities of long-term debt and capital lease obligations are as follows:

Years Ending April 30,                  (In thousands)
- -----------------------------------------------------

1996                                         $ 1,227
1997                                           1,091
1998                                             821
1999                                          11,714
2000                                              64
                                             -------
                                             $14,917
                                             =======

The Company had issued warrants prior to the fiscal year ended April 30, 1994 to the senior creditor and senior subordinated note holder, for a total of 457,310 shares (prior to effect of reverse stock split) of its common stock, in consideration for the terms and conditions in the term loan, revolving note and senior subordinated note agreements. The warrants were cancelled as part of the debt restructuring.

Foothill, the holder of the $10,500,000 term note and the $4,000,000 revolving credit agreement, became the holder of the majority of the Company's common stock on April 28, 1994. Interest expense on indebtedness to Foothill was $1,205,000, $1,500,000 and $403,000 for the years ending April 30, 1995, 1994 and 1993, respectively.

TIAA, the holder of the $2,500,000 term note and former holder the senior subordinated notes and preferred stock, also became a holder of common stock on April 28, 1994. Interest expense on indebtedness to TIAA amounted to $247,000, $2,887,000 and $3,185,000 for the years ended April 30, 1995, 1994 and 1993, respectively.

NOTE 7. QUASI-REORGANIZATION

After the debt restructuring accomplished on April 28, 1994, the Company implemented, for accounting purposes, a "quasi-reorganization", an elective accounting procedure that permits a company which has emerged from previous financial difficulty to restate its accounts and establish a fresh start in an accounting sense. After implementation of the accounting quasi-reorganization, the Company's assets and liabilities were adjusted to fair value, however these adjustments were limited so as to not increase net assets. The deficit balance in retained earnings was charged to additional paid-in capital. The Company effected the accounting quasi-reorganization as of April 30, 1994.

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 7.  QUASI-REORGANIZATION (CONTINUED)

The following represents the effects of the reorganization at April 30, 1994:

                                                                  Prior to          After
                                                               Reorganization   Reorganization
- ----------------------------------------------------------------------------------------------
Current assets                                                    $ 11,614            $11,614
Property, plant and equipment                                        9,180              9,709
Excess of costs over fair value of purchased subsidiaries            7,378                 --
Other assets                                                            29                 29
                                                                  ----------------------------
                                                                  $ 28,201            $21,352
                                                                  ============================
Current liabilities                                               $  5,182            $ 5,182
Long-term obligations:
  Principal                                                         15,427             15,427
  Interest                                                           6,849                 --
                                                                  ----------------------------
                                                                    27,458             20,609
                                                                  ----------------------------
Common stock                                                             8                  8
Additional paid-in capital                                          16,662                735
Retained earnings (deficit)                                        (15,927)                --
                                                                  ----------------------------
                                                                       743                743
                                                                  ----------------------------
                                                                  $ 28,201            $21,352
                                                                  ============================

NOTE 8. LEASES

The Company leases a facility in Rochester Hills, Michigan at $216,000 annually through 1996 and $250,000 annually through 1999. The lease contains four five-year renewal options with increases in the annual rent of 20% per renewal term. The Company accrues rent expense on a straight-line basis and at April 30, 1995 and 1994, deferred rent was approximately $105,000 and $102,000, respectively.

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 8.  LEASES (CONTINUED)

Future minimum payments under the capital leases and noncancellable operating leases with terms of one year or more consist of the following:

                                             (In thousands)
                                       Capital          Operating
Years Ending April 30,                 Leases           Leases
- -----------------------------------------------------------------
1996                                     $  912           $  301
1997                                        703              277
1998                                        389              251
1999                                        385              251
2000                                         64              125
Thereafter                                   --               --
                                         ------------------------
                                          2,453           $1,205
                                                       ==========
Less portion relating to interest           396
                                         -------
                                         $2,057
                                         =======

Total rent expense charged to operations, exclusive of property tax, insurance and maintenance, was $308,000, $393,000 and $641,000 during the years ended April 30, 1995, 1994 and 1993, respectively.

In May 1995, the Company entered into a capital lease agreement for equipment. The lease agreement provides for sixty monthly payments of $11,000 which have not been included in the future minimum capital lease payments above. The initial present value of the future rental payments calculated at an implied rate of 14.1% is $515,000.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at April 30:

                                                           (In thousands)
                                                        1995          1994
- ---------------------------------------------------------------------------
Accrued compensation                                   $2,149        $1,332
Customer advances                                         213           528
State income taxes payable                                103            75
Accrued expenses in connection with disposal of Coast      --            33
Other                                                     905           730
                                                       --------------------
                                                       $3,370        $2,698
                                                       ====================

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 10.  INCOME TAXES

Effective May 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption of Statement 109 changes the Company's method of accounting for income taxes from the deferred method to a liability method. Under the deferred method, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. As explained in
Note 1, the liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.

The adoption of Statement 109 had no effect on the May 1, 1993 balance sheet.

The components giving rise to deferred taxes described above as of April 30, 1995 and 1994 consist of:

                                                 (In thousands)
                                              1995           1994
- ---------------------------------------------------------------------
Deferred tax assets:
  Accounts receivable allowances              $    64         $    66
  Inventory allowances                            313             246
  Long-term contracts                           1,051           1,053
  Contribution to employee benefit plan            --             107
  State income tax                                 38              --
  Loan restructuring costs                        320             488
  Deferred rent                                    36              37
  Accrued vacation                                234             173
  Other                                           120             196
                                              -----------------------
                                                2,176           2,366
Less valuation allowance                        1,026           1,006
                                              -----------------------
                                                1,150           1,360
                                              -----------------------
Deferred tax liabilities:

  Property and equipment                       (1,009)         (1,360)
                                              -----------------------
                                              $   141         $    --
                                              =======================

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheet as of April 30, 1995 as follows:


Current assets                                              $     961
Noncurrent (liabilities)                                         (820)
                                                            ---------
                                                            $     141
                                                            =========

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 10.  INCOME TAXES (CONTINUED)

A valuation allowance was established for the net deferred tax assets for which the ultimate realization depends on the Company's ability to generate sufficient taxable income in the future. The Company has undergone substantial restructuring (see Note 6), however, due to the nature of the deferred tax assets and historical results of operations, a valuation allowance of $1,026,000 and $1,006,000 was recorded as of April 30, 1995 and 1994, respectively. If the Company is able to generate sufficient taxable income in the future through operating results or tax planning opportunities, reductions in the valuation allowance established as of April 30, 1994 will be recorded by a charge directly to additional paid-in capital as required after implementation of the quasi-reorganization (see Note 7).

Because of limitations imposed by the tax laws on the Company due to the occurrence of an ownership change (see Note 6), all unused net operating loss carryforwards generated prior to 1994 were eliminated as of April 30, 1994.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended April 30, 1995, 1994 and 1993 due to the following:

(In thousands)                                                 1995          1994         1993(a)
- -------------------------------------------------------------------------------------------------
Computed "expected" tax expense (credit)                        $54        $(1,757)       $(2,953)
Increase (decrease) in income taxes resulting from:
  Losses for which no current benefit is available               --          1,757          2,953
  State taxes, net of federal tax benefits, if any               19             43            149
  Change in valuation allowance                                  20             --             --
                                                                ---------------------------------
                                                                $93        $    43        $   149
                                                                =================================

(a)  As computed in accordance with APB Opinion No. 11.

The provision for income taxes charged to operations for the year ended April 30, 1995 consist of $234,000 of currently payable income taxes and a deferred tax benefit of $141,000. The income taxes in the consolidated statements of operations consist of current state income taxes for the years ended April 30, 1994 and 1993.

An examination of the Company's Alabama Franchise Tax returns by the Alabama Department of Revenue for the years 1989 through 1994 has been completed.

Notices for the years 1989 through 1994 assess additional taxes. The Company is contesting the proposed additional taxes, which relate primarily to the inclusion of various liability and equity accounts in the tax base of Alabama and amount to approximately $388,000 (plus penalties and interest) for the years 1989 through 1994 combined, after giving effect to offsetting adjustments available to the Company. Management intends to contest the Department of Revenue's position and believes that the contested additional taxes will be substantially reduced from those proposed by the agents.

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 10.  INCOME TAXES (CONTINUED)

No accrual has been made in the financial statements for the contested adjustments since the ultimate liability, if any, cannot be reasonably estimated. Any ultimate liability is not expected to be material in relation to the consolidated financial position of the Company, but could be material in relation to the earnings of the period in which a determination occurs.

NOTE 11.  STOCK TRANSACTIONS

On April 28, 1994 the Board of Directors authorized, and the Company executed, a 1-for-100 reverse stock split with respect to the Company's common stock, thereby decreasing the number of issued and outstanding shares to 789,250. Additionally, the par value of each share was decreased to $.01. Certain references in the accompanying consolidated financial statements to the number of common shares for 1993 have been restated to reflect the reverse stock-split. Weighted average number of shares outstanding for calculation of earnings per share have been restated for the year ended April 30, 1993 to reflect the reverse stock split.

In connection with the Company's capital restructuring agreement, the holders of Series A preferred stock agreed to reclassify their shares into shares of common stock of the Company. The Series B and Series C holder exchanged those shares for debt (see Note 6).

In May 1989, the Company registered 850,000 shares (prior to effect of reverse stock split) of common stock with the Securities and Exchange Commission pursuant to the Amended and Restated 1986 Stock Option Plan of Precision Aerotech, Inc. (the Stock Option Plan) and the Stock Bonus Plan for Key Employees of Precision Aerotech, Inc. (the Stock Bonus Plan).

The Stock Option Plan provides for the granting of options for up to 350,000 shares (prior to effect of reverse stock split) of its common stock to employees for a price not less than the fair market value of the stock at the date of grant. The term of the options cannot exceed ten years and no option may be exercised during the first year after such option is granted.

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 11.   STOCK TRANSACTIONS (CONTINUED)

The following table summarizes stock option activity for the three years ended April 30, 1995:

                                    Number of               Price
                                      Shares              Per Share
- ------------------------------------------------------------------------
Outstanding at April 30, 1992        344,550           $1.00 to $7.25
  Expired or forfeited               (16,450)               $1.00
                                   -------------------------------------
Outstanding at April 30, 1993        328,100           $1.00 to $7.25
  Expired or forfeited               (23,350)          $1.00 to $7.25
  Effects of reverse stock split    (301,702)               --
                                   -------------------------------------
Outstanding at April 30, 1994          3,048          $100.00 to $725.00
  Expired or forfeited                (1,092)         $100.00 to $725.00
                                   -------------------------------------
Outstanding at April 30, 1995          1,146          $100.00 to $725.00
                                   =====================================

At April 30, 1995, 1,146 options (after effect of reverse stock split) were exercisable. Options to purchase 2,354 shares were available for grant at April 30, 1995.

The Stock Bonus Plan provides that any key employee of the Company is eligible to be granted a stock bonus. The stock bonus will be determined by the stock bonus committee in its sole discretion. The plan covers 50 shares (after effect of reverse stock split) of the Company's unissued common stock.

The former Chairman of the Board has a stock appreciation right with respect to 500 shares (after effect of reverse stock split) of common stock under which he could receive cash equal to the difference between the market value of the stock on the date of grant ($62.50, as adjusted for effect of reverse stock split) and on the date the right is exercised. The right became vested in February 1992 and is exercisable for four years thereafter.

Following is a summary of common stock reserved for future issuance at April 30:

                                                      1995      1994
- ----------------------------------------------------------------------

The Amended and Restated 1989 Stock Option Plan      3,500       3,500
The Stock Bonus Plan for Key Employees               3,747       3,747
                                                    ------------------
                                                     7,247       7,247
                                                    ==================

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 12.  OPERATIONS

MAJOR CUSTOMERS

Sales to a major customer in the Precision Machining and Assembly segment aggregated 17%, 15% and 22% for the years ended April 30, 1995, 1994 and 1993. In addition, sales to another customer in the optical systems segment aggregated 15% in 1995. Accounts receivable from these two customers were $623,000 and $538,000, respectively at April 30, 1995.

TERMINATION PAYMENTS

During the year ended April 30, 1994, the Company recognized $3,540,000 in settlement revenue including gross profit of $1,989,000 on contracts terminated by customers for convenience.

NOTE 13.  EMPLOYEE BENEFIT PLANS

The Company's subsidiaries maintain various defined contribution employee benefit plans covering substantially all employees. These plans include primarily a salary deferred plan under Section 401(k). There are no minimum funding requirements for any plans and contributions to the plans are discretionary. Amounts charged to operations pursuant to such plans were $214,000, $358,000 and $298,000, during the years ended April 30, 1995, 1994 and
1993, respectively.

NOTE 14.  DISPOSAL OF SUBSIDIARIES

The Company decided to terminate operations at its Coast Aerotech, Inc. (Coast)
subsidiary effective as of February 1, 1993.   Coast was included in the
Precision Machining and Assembly segment and was an assembler of welded tube and duct assemblies, hose and bellows components and dip brazing. Coast's sales for the year ended April 30, 1993 were $5,784,000. At April 30, 1993, the Company recorded a provision for disposition in the amount of $2,165,000 for costs estimated to be incurred prior to Coast's disposition. During the year ended April 30, 1994 it was determined that the provision for disposition recorded April 30, 1994 was in excess of the costs to discontinue the operations of Coast. As a result, $378,000 is included as income on disposal of subsidiaries for the year ended April 30, 1994. During 1995 Coast collected an additional $97,000 from a customer for payment for intellectual property. This amount is shown as income on disposal of subsidiaries for the year ended April 30, 1995.

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 14.   DISPOSAL OF SUBSIDIARIES (CONTINUED)

During 1991, the Company decided to liquidate its Aero Technologies, Inc. (Aero) subsidiary and all of its machinery and equipment was auctioned with the proceeds used to pay off existing obligations. The land and building were offered for sale and a provision for anticipated losses was recorded which included an amount to reduce the carrying value to an expected net realizable value of $200,000. During the year ended April 30, 1994, the Company decided to utilize the Aero land and buildings as a manufacturing facility and, therefore, were reclassified at April 30, 1994 to property, plant and equipment of the Precision Machining and Assembly segment. The facility has been revalued at an economic use amount rather than the net realizable value used at April 30, 1994. This change in value along with completion of the other phase-out costs resulted in a gain from discontinued operations in the amount of $175,000 for the year ended April 30, 1994.

NOTE 15.  CONTINGENCIES

The Company has been identified as one of many potentially responsible parties (PRP's) for cleanup at a Government licensed, third party waste disposal site and, separately at a plant site sold by one of the subsidiaries 12 years prior to Precision Aerotech, Inc.'s ownership.

In the first matter, the Environmental Protection Agency (EPA) has notified the Company, along with many other parties, that it is potentially liable for costs related to removal of materials and remediation of damage that may have been caused by hazardous substances at a licensed third-party waste disposal site. Management intends to respond by cooperating with all EPA requests. The EPA has notified the Company that it has completed the cleanup of the site at a cost of $4,720,727 and has made a demand seeking payment. The EPA is currently negotiating a potential global settlement agreement with the PRP's. However, if a global settlement is not achieved, the EPA reserves the right to determine an allocation formula and tender prorated settlement offers on a take-it or leave-it basis. Based on information provided by the EPA, management has estimated the future liability for the Company's portion of the cleanup to be no more than approximately $75,000. The estimate is based on the current EPA calculation of the Company's proportional share of responsibility based on the ratio of the Company's gallonage at the site compared to the total gallonage of all PRP's. Joint and several liabilities among the PRP's can be imposed. Joint and several liability means that any one party could theoretically be liable for the entire cleanup. In light of the large number of PRP's, the Company believes this is highly unlikely. However, the large number of PRP's does not change the maximum theoretical exposure of joint and several liabilities. It was also hoped that the site insurance carrier would be obligated to contribute to the cleanup costs. To date, there has been no contribution by the insurance carrier and it is unlikely that any such contribution will occur. Management's estimate of the future liability does not include any assumed amounts to be recovered from the insurance carrier.

In the second matter, during the process of selling the property, the current owner of the plant site has made various assertions regarding environmental contamination at the site and the potential it may incur significant remediation costs. No litigation has been brought against the Company. Management denies that it is liable for any potential contamination at the site, which was never occupied or used during Precision Aerotech, Inc. ownership, and intends to vigorously contest any claims related thereto. The Company's legal counsel is unable to assess the extent of the Company's exposure or form a judgment as to the likelihood of an unfavorable outcome in this matter, if any, until further documentation and more complete factual allegations are provided.

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 15.   CONTINGENCIES (CONTINUED)

The Company is also subject to lawsuits and claims which arise out of the normal course of business. In the opinion of management, based upon the opinions of legal counsel, the disposition of such actions of which it is aware will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 16.  BUSINESS SEGMENTS

Precision Aerotech, Inc. currently consists of two operating segments. The Precision Machining and Assembly segment include the following areas of activity: 1) precision machining, assembly, bending, metal forming, spinning and joining of military and commercial aircraft parts, integration of parts into complex mechanical and electrical assemblies for aircraft and 2) ultra precision machining and the machining of exotic and difficult materials used in static and dynamic structures in airborne vehicle space systems. The Optical Systems segment designs, assembles, manufactures and services optical systems which are used in reprographics, communications and defense applications.

A summary of information about the Company's operations by segment are as follows:

                                                        Years Ended April 30,
(In thousands)                                    1995           1994          1993
- ---------------------------------------------------------------------------------------
Net Sales
Precision Machining and Assembly
  Unaffiliated Customers                           $24,459        $27,488      $ 38,244
  Intersegment                                       1,213          1,092           624
Optical Systems
  Unaffiliated Customers                            11,347          9,040         9,358
  Intersegment                                         408            384           417
Less Intersegment Sales                             (1,621)        (1,476)       (1,041)
                                                   ------------------------------------
     Total                                         $35,806        $36,528      $ 47,602
                                                   ====================================
Operating Income (Loss) (a)
Precision Machining and Assembly (b)
  Unaffiliated Customers                           $   650        $ 1,399      $(13,273)
  Intersegment                                         (21)            --            28
Optical Systems
  Unaffiliated Customers                             1,144            290           226
  Intersegment                                          24             32            76
                                                   ------------------------------------
     Total                                         $ 1,797        $ 1,721      $(12,943)
                                                   ====================================

PRECISION AEROTECH, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 16.  BUSINESS SEGMENTS (CONTINUED)

                                                               Years Ended April 30,
(In thousands)                                           1995         1994           1993
- ------------------------------------------------------------------------------------------
Assets (c)
Precision Machining and Assembly (b)                   $17,249      $15,417        $24,494
Optical Systems                                          4,465        4,484          7,861
Corporate Assets                                         1,564        1,451          3,584
Assets of Discontinued Operations                           --           --            265
                                                       -----------------------------------
    Total                                              $23,278      $21,352        $36,204
                                                       ===================================
Depreciation and Amortization
Precision Machining and Assembly (b)                   $ 1,903      $ 2,168        $11,552
Optical Systems                                            458          634            433
                                                       -----------------------------------
    Total                                              $ 2,361      $ 2,802        $11,985
                                                       ===================================
Capital Expenditures
Precision Machining and Assembly                       $ 1,847      $   528        $ 1,397
Optical Systems                                            392          164            531
                                                       -----------------------------------
    Total                                              $ 2,239      $   692        $ 1,928
                                                       ===================================

(a) Reflected in operating loss for the year ended April 30, 1993 are costs associated with the Corporate debt restructuring activities. These costs as allocated amounted to $1,500,000 to the Precision Machining and Assembly Segment and $400,000 to the Optical Systems Segment.

(b) During the year ended April 30, 1993, an impairment in excess of cost over fair value of purchased subsidiaries, in the amount of $8,995,000 was charged to operations (see Note 5).

(c) In connection with the comprehensive restructuring accomplished in 1994, the Company implemented a quasi-reorganization and as a result recorded a charge of approximately $7,378,000 to accumulated deficit to eliminate the remaining unamortized value of the excess of cost over fair value of purchased subsidiaries (see Note 7).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ----------------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

          None


                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

     Information required by this Item 10 with respect to the directors of Registrant is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended April 30, 1995.


ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     Information required by this Item 11 is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended April 30, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     Information required by this Item 12 is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended April 30, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     Information required by this Item 13 is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended April 30, 1995.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

(a)  (1)  Financial Statements

     The consolidated financial statements of the Registrant together with the reports of independent accountants are included in Item 8.

     (2)  The following financial statement schedules are submitted herewith.

          Schedule  II  -   Valuation and Qualifying Accounts

     All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

(b)  Exhibits

Exhibit
Number                             Description
- -------                            -----------

3.0 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 8, 1986 - Exhibit 3.1 to the Registration Statement numbered 33-9042 is incorporated by reference.

3.1 Certificate of Amendment filed April 28, 1994 - Exhibit 3.0 to the Registrant's Form 8-K filed May 10, 1994, is incorporated by reference.

3.2 Bylaws of the Company - Exhibit 3.2 to the Registration Statement numbered 33-9042 is incorporated by reference.

3.3       Amendment to By-laws dated April 28, 1994 is attached.

4.0 Provisions of the Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on May 8, 1986, which define the rights of the holders of the Common Stock - Exhibit
          4.1 to the Registration Statement numbered 33-9042 is incorporated by reference.

4.1 Provisions of the Company Bylaws which define the rights of the holders of the Common Stock - Exhibit 4.2 to the Registration Statement numbered 33-904 is incorporated by reference.

4.2 Specimen Certificate of the Registrant's Common Stock - Exhibit 4.3 to the Registration Statement numbered 33-9042 is incorporated by reference.

10.0 Lease, dated as of July 15, 1986, between H. Woodrow and Margaret E. White and L&S Machine Company, Inc. - Exhibit 10.23 to the Registration Statement numbered 33-9042 is incorporated by reference.

10.1      Stock Bonus Plan for Key Employees of Precision Aerotech, Inc. -
          Exhibit 4.4 to the S-8 Registration Statement numbered 33-28905 is incorporated by reference.

10.2 Amended and Restated 1986 Stock Option Plan - Exhibit 4.3 to the S-8 Registration Statement numbered 33-28905 is incorporated by reference.

10.3 Loan and Security Agreement dated April 28, 1994 among the Company, Foothill and TIAA - Exhibit 10.1 to the Registrant's Form 8-K filed May 10, 1994, is incorporated by reference.

10.4 Restructuring Agreement dated April 28, 1994 among the Company, Foothill and TIAA - Exhibit 10.2 to the Registrant's Form 8-K filed May 10, 1994, is incorporated by reference.

10.5 Stockholders' Agreement dated April 28, 1994 among the Company, Foothill and TIAA - Exhibit 10.3 to the Registrant's Form 8-K filed May 10, 1994, is incorporated by reference.

11.0 Schedule of Computation of Net Earnings per Share for the Years Ended April 30, 1995, 1994 and 1993.

21.0      Subsidiaries of the Company.

23.1 Consent of independent certified public accountants to incorporate by reference the April 30, 1995, 1994 and 1993 audited financial statements included in this 10-K filing to the S-8 Registration Statement numbered 33-28905.

                                                                     SCHEDULE II
PRECISION AEROTECH, INC.


VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED APRIL 30, 1995, 1994 AND 1993
         (IN THOUSANDS)

                                                                                      Charged to
                                                              Beginning                Cost and               Ending
Description                                                    Balance   Acquisition   Expenses    Other(1)   Balance
- -----------                                                   ---------  -----------  ----------   --------   -------
YEAR ENDED APRIL 30, 1995:

  Allowance for bad debts                                      $  175        $0         $   0       $ (91)      $ 84
  Allowance for estimated losses on contracts in process          583         0           222           -        805
  Allowance for obsolete and slow moving inventory                  0         0             0           0          0

YEAR ENDED APRIL 30, 1994:

  Allowance for bad debts                                      $  166        $0         $  20       $ (11)      $175
  Allowance for estimated losses on contracts in process          783         0          (230)         30        583
  Allowance for obsolete and slow moving inventory                372         0          (372)          0          0

YEAR ENDED APRIL 30, 1993:

  Allowance for bad debts                                      $  236        $0         $  51       $(121)      $166
  Allowance for estimated losses on contracts in process        1,068         0             0        (285)       783
  Allowance for obsolete and slow moving inventory                340         0            32           0        372


(1) This category includes deductions and transfers between accounts.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION AEROTECH, INC.



By      Richard W. Detweiler              Date       7/28/95
  -------------------------------------       -------------------
        Richard W. Detweiler
        Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Richard W. Detweiler           7/28/95    Chairman, President, Chief Executive
- --------------------------     -------     Officer, Chief Financial Officer and
Richard W. Detweiler           Date        Director



Arthur G. Craig                7/28/95    Controller, Secretary and
- --------------------------     -------     Principal Accounting Officer
Arthur G. Craig                Date


John F. Nickoll                7/28/95    Director
- --------------------------     -------
John F. Nickoll                Date


Jeff T. Nikora                 7/28/95    Director
- --------------------------     -------
Jeff T. Nikora                 Date


W. Michael Rosenberg           7/28/95    Director
- --------------------------     -------
W. Michael Rosenberg           Date