Form 10-Q
period 1995-07-31
PRECISION AEROTECH INC /DE/
filed 1995-09-14
CIK 802825

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 F O R M   10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  July 31, 1995
                                -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ____________________  to ____________________

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
                                                   YES     X      NO
                                                       ---------     ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                   YES            NO
                                                       ---------     ---------

Indicate the number of shares outstanding of each of the Issuer's classes of
common stock, as of the latest practicable date.    789,250
                                                  -----------

Part I - FINANCIAL INFORMATION

                            PRECISION AEROTECH, INC.
                     Consolidated Condensed Balance Sheets
                                 (in thousands)

                                     ASSETS
                                     ------

                                                 July 31,     April 30,
                                                   1995          1995
                                                -----------   ----------
                                                (Unaudited)     (Note)
Current assets
 Cash                                              $   337      $   240
   Accounts receivable, net                          4,877        4,664
   Inventories                                       7,990        7,700
   Deferred tax assets                                 758          961
   Prepaid expenses and other current assets             8          103
                                                   -------      -------
    Total current assets                            13,970       13,668

Property, plant & equipment, net                     9,715        9,535
Other non-current assets                                75           75
                                                   -------      -------
                                                   $23,760      $23,278
                                                   =======      =======


           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------


Current liabilities

 Accounts payable                                  $ 2,803      $ 3,130
  Income taxes payable                                 491          235
 Current portion of long-term debt and capital
    lease obligation                                 1,318        1,227
 Accrued expenses                                    3,190        3,370
                                                   -------      -------
     Total current liabilities                       7,802        7,962

Long-term debt and capital lease obligations,
  less current portion                              13,402       13,690

Deferred tax liabilities                               770          820
Shareholders' equity
 Common stock                                            8            8
 Additional paid-in capital                            735          735
 Retained earnings since May 1, 1994 ($15,927
   accumulated deficit eliminated in
   quasi-reorganization)                             1,043           63
                                                   -------      -------
     Total shareholders' equity                      1,786          806
                                                   -------      -------
                                                   $23,760      $23,278
                                                   =======      =======

Note: The Balance Sheet at April 30, 1995 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

Part I - FINANCIAL INFORMATION

                            PRECISION AEROTECH, INC.
         Consolidated Condensed Statements of Operations - (Unaudited)
                (in thousands, except shares and per share data)

                                                   Three Months Ended
                                                       July 31,
                                                    1995       1994
                                                  --------   --------

Net sales                                         $12,365    $ 7,696
Cost of sales                                       8,294      6,179
                                                  -------    -------

Gross profit                                        4,071      1,517

Selling, general and administrative expenses        2,111      1,551
                                                  -------    -------

Operating income                                    1,960        (34)

Other income (expense):
 Interest expense                                    (403)      (427)
 Other income (expense), net                            5         (3)
                                                  -------    -------

 Total other expense                                 (398)      (430)
                                                  -------    -------

Income (loss) before income taxes                   1,562       (464)

Income tax expense                                    582          1
                                                  -------    -------

Net income (loss)                                 $   980    $  (465)
                                                  =======    =======

Income (loss) per share:                          $  1.24    $  (.59)
                                                  =======    =======

Number of shares used in calculation              789,250    789,250


See notes to consolidated condensed financial statements.

Part I - FINANCIAL INFORMATION

                            PRECISION AEROTECH, INC.
               Consolidated Statements of Cash Flow - (Unaudited)
                                 (in thousands)



                                                       Three Months Ended
                                                            July 31,
                                                         1995      1994
                                                        ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                     $  980    $ (465)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization of property,
      plant and equipment                                  586       587
    Deferred income taxes                                  154         -
    Provision for losses on inventory                       19       (18)
    (Gain) loss on disposal of assets                        -         2

    Changes in operating assets and liabilities:
      Decrease (increase) in:
       Accounts receivable                                (213)     (682)
       Inventories                                        (309)     (417)
       Prepaid expenses and other current assets            95        56
       Non-current assets                                    -       (18)

      Increase (decrease) in:
       Accounts payable                                   (327)      543
       Accrued expenses                                   (180)     (226)
       Income taxes payable                                256         -
                                                        ------    ------

NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES                          $1,061    $ (638)
                                                        ======    ======

CASH FLOWS FROM INVESTING ACTIVITIES

 Capital expenditures                                   $ (249)   $ (184)
 Proceeds from disposal of assets                            -         1
                                                        ------    ------
NET CASH (USED IN) INVESTING ACTIVITIES                 $ (249)   $ (183)
                                                        ======    ======

Part I - FINANCIAL INFORMATION

                            PRECISION AEROTECH, INC.
        Consolidated Statements of Cash Flow -- Continued - (Unaudited)
                                 (in thousands)


                                                                Three Months Ended
                                                                      July 31,
                                                                1995          1994
                                                              --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES

 Borrowings on long-term debt                                 $ 2,544       $ 746
 Principal payments on long-term debt and
   capital lease obligations                                   (3,259)       (926)
 Outstanding checks in excess of available cash balances            -         290
                                                              -------       -----

NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                                         $  (715)      $ 110
                                                              =======       =====

NET INCREASE (DECREASE) IN CASH                               $    97       $(711)
Cash at beginning of period                                       240         711
                                                              -------       -----

CASH AT END OF PERIOD                                             337       $   -
                                                              =======       =====

Supplemental disclosures of cash flow information

  Cash paid for:
    Interest                                                  $   396       $ 427
    Income taxes                                                  257           -

  Supplemental schedule of non-cash investing and financing activities

    Capital equipment acquired under capital leases               517         389


See notes to consolidated condensed financial statements.

Part I - FINANCIAL INFORMATION


                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS(UNAUDITED)
                                 July 31, 1995


NOTE A - INTERIM FINANCIAL STATEMENTS

The preceding unaudited interim consolidated condensed financial statements ("statements") should be read in conjunction with the Registrant's audited financial statements for the year ended April 30, 1995.

The preceding statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position at July 31, 1995, and the results of operations for the three month period then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of results expected for the full year.

NOTE B - BACKLOG

Backlog of unfilled orders for which contractual commitments have been received as of July 31, 1995 was $26.9 million.

NOTE C - QUASI-REORGANIZATION

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


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS
------------------------------------------------

Sales for the three-month period ended July 31, 1995, of $12.4 million were 61% higher than the $7.7 million reported for the same period one year earlier. Sales increases were achieved at all subsidiaries with the largest increase occurring at L&S Aerotech, Inc. ("L&S"). While sales improved in a number of areas at L&S, the largest increase was in military aircraft repair parts and assemblies.

Gross profit of $4.1 million was $2.6 million higher than the $1.5 million reported for the same period one year earlier. The large increase in sales for the current quarter and a favorable product mix were responsible for the majority of the gross profit improvement. The uneven nature of orders from certain customers can create significant period-to-period sales and profitability fluctuations. The current quarter increase in sales and profitability is not expected to continue for the balance of the current fiscal year.

Selling, general and administrative expense of $2.1 million for the three-month reporting period was $0.5 million higher than the $1.6 million reported for the same period one year earlier. The majority of the increase is due to increased sales commissions based on increased sales at L&S and incentive plan accruals based on achievement of improved operating results.

Pre-tax income of $1.6 million was $2.1 million better than the pre-tax loss of $0.5 million reported for the three-month period ended July 31, 1994. The increase is due to the factors discussed above with interest for the two periods being essentially the same.

Income tax expense of $0.6 million for the three-month period ended July 31, 1995 was $0.6 million higher than the same period one year earlier. The increase is due to improved profitability in the current quarter. Additionally, because of the change in ownership under the debt restructuring in 1994, no net operating loss carryovers are available to offset taxable income in the current or future periods.

Net income of $1.0 million or $1.24 per share is significantly improved over the net loss of $0.5 million or $.59 per share for the same period one year earlier.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Cash provided by operations increased by $1.7 million in the three-months ended July 31, 1995 compared to the same period one year earlier. $1.5 million of the increase was due to improvement in net income for the period.

Net cash used in financing activities increased by $0.8 million in the current quarter compared to the same quarter one year earlier. This increase is primarily due to net repayment of debt, including the revolving credit agreement, based on the increased cash provided by operations.

Capital expenditures, including capital leases, during the three-month periods ended July 31, 1995 and 1994 were $0.8 million and $0.6 million respectively. As of July 31, 1995, there were firm purchase commitments for capital equipment of $0.5 million of which $0.3 million is expected to be financed by leasing.

The Registrant has available, a maximum revolving credit agreement of $4.0 million. Availability of this line of credit is based on a calculation utilizing a percentage of accounts receivable and a percentage of certain components of inventory. As of July 31, 1995, $4.0 million was available, with no amounts having been drawn against the calculated borrowing base.

Management plans to fund working capital requirements from a combination of cash generated from operations, short-term vendor financing and borrowings from its revolving credit agreement. Management believes this will provide adequate working capital to meet its needs in the foreseeable future.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

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

                                    PRECISION AEROTECH, INC.



September 12, 1995                  /s/ Richard W. Detweiler
------------------                  ----------------------------------
    Date                            Richard W. Detweiler
                                     Chairman, President, Chief Executive
                                     Officer, and duly authorized to sign
                                     on behalf of the Registrant