Form 10-Q
period 1995-10-31
PRECISION AEROTECH INC /DE/
filed 1995-12-14
CIK 802825

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 F O R M   10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended OCTOBER 31, 1995
                               ----------------

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
                                                   YES ________  NO _________

Indicate the number of shares outstanding of each of the Issuer's classes of
common stock, as of the latest practicable date.       789,250
                                                       -------

Part I - FINANCIAL INFORMATION

                           PRECISION AEROTECH, INC.
                     Consolidated Condensed Balance Sheets
                                 (in thousands)

                                     ASSETS
                                     ------

                                                 October 31,    April 30,
                                                     1995          1995
                                                 -----------    ---------
                                                 (Unaudited)      (Note)
Current assets
  Cash                                               $   107      $   240
   Accounts receivable, net                            5,317        4,664
   Inventories                                         8,554        7,700
   Deferred tax assets                                   725          961
   Prepaid expenses and other current assets              65          103
                                                     -------      -------
    Total current assets                              14,768       13,668

Property, plant & equipment, net                       9,628        9,535
Other non-current assets                                  75           75
                                                     -------      -------
                                                     $24,471      $23,278
                                                     =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Accounts payable                                   $ 3,281      $ 3,130
   Income taxes payable                                  380          235
  Current portion of long-term debt and capital
   lease obligation                                    1,347        1,227
  Accrued expenses                                     3,355        3,370
                                                     -------      -------
     Total current liabilities                         8,363        7,962

Long-term debt and capital lease obligations,
  less current portion                                13,587       13,690

Deferred tax liabilities                                 673          820
Shareholders' equity
 Common stock                                              8            8
 Additional paid-in capital                              735          735
 Retained earnings since May 1, 1994 ($15,927
   accumulated deficit eliminated
   in quasi-reorganization)                            1,105           63
                                                     -------      -------
     Total shareholders' equity                        1,848          806
                                                     -------      -------
                                                     $24,471      $23,278
                                                    ========      =======

Note: The Balance Sheet at April 30, 1995 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements

Part I - FINANCIAL INFORMATION

                           PRECISION AEROTECH, INC.
         Consolidated Condensed Statements of Operations - (Unaudited)
                     (in thousands, except per share data)

                                Three Months Ended        Six Months Ended
                                    October 31,              October 31,
                                1995        1994        1995          1994
                               -------    -------      -------      --------

Net sales                      $10,089    $ 8,896      $22,454       $16,593
Cost of sales                    7,893      6,489       16,187        12,668
                               -------    -------      -------       -------

Gross profit                     2,196      2,407        6,267         3,925

Selling, general and
 administrative expenses         1,694      1,591        3,805         3,143
(Income) on disposal of
 subsidiary                         -         (97)          -            (97)
                               -------    -------      -------       -------

Operating income                   502        913        2,462           879

Other income (expense):
 Interest expense                 (397)      (447)        (800)         (874)
 Other income (expense), net         5         14           10            11
                               -------    -------      -------       -------

 Total other expense              (392)      (433)        (790)         (863)
                               -------    -------      -------       -------

Income before income taxes         110        480        1,672            16

Income tax expense                  48          9          630            10
                               -------    -------      -------       -------



Net income                     $    62    $   471      $ 1,042       $     6
                               =======    =======      =======       =======

Earnings per share:            $   .08    $   .60      $  1.32       $   .01
                               =======    =======      =======       =======

Weighted average number of
 common shares outstanding     789,250    789,250      789,250       789,250


See notes to consolidated condensed financial statements.

Part I - FINANCIAL INFORMATION

                            PRECISION AEROTECH, INC.
               Consolidated Statements of Cash Flow - (Unaudited)
                                 (in thousands)

                                                        Six Months Ended
                                                           October 31,
                                                        1995         1994
                                                       ------       -------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                           $1,042        $    6
  Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation and amortization of property,
           plant and equipment                          1,186         1,180
        Deferred income taxes                             143            -
        Provision for losses on inventory                  -              9
        (Gain) loss on disposal of assets                  -              2

        Changes in operating assets and liabilities:
           Decrease (increase) in:
            Accounts receivable                          (653)         (671)
            Inventories                                  (853)            3
            Prepaid expenses and other current assets     (16)          (13)
            Non-current assets                              -           (20)

           Increase (decrease) in:
            Accounts payable                              151           682
            Accrued expenses                              145             4
            Income taxes payable                          (16)           -
                                                       ------        ------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                                  $1,129        $1,182
                                                       ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                    (461)         (439)
 Proceeds from disposal of assets                          -              1
                                                       ------        ------

NET CASH (USED IN) INVESTING ACTIVITIES                $ (461)       $ (438)
                                                       ------        ------

Part I - FINANCIAL INFORMATION

                            PRECISION AEROTECH, INC.
        Consolidated Statements of Cash Flow -- Continued - (Unaudited)
                                 (in thousands)


                                                  Six Months Ended
                                                     October 31,
                                                 1995         1994
                                               --------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Borrowings on long-term debt                  $ 4,662        $ 1,818
 Principal payments on long-term debt and
  capital lease obligations                     (5,463)        (3,048)
                                               -------        -------

NET CASH (USED IN)
 FINANCING ACTIVITIES                          $  (801)       $(1,230)
                                               -------        -------

NET (DECREASE) IN CASH                            (133)          (486)
Cash at beginning of period                        240            711
                                               -------        -------

CASH AT END OF PERIOD                          $   107        $   225
                                               =======        =======

Supplemental disclosures of cash flow
 information

 Cash paid for:
     Interest                                  $   798        $   874
     Income taxes                                  468             -

  Supplemental schedule of non-cash
   investing and financing activities

   Capital equipment acquired under
    capital leases                                 818            532




See notes to consolidated condensed financial statements.

Part I - FINANCIAL INFORMATION

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS(UNAUDITED)
                                October 31, 1995

NOTE A - INTERIM FINANCIAL STATEMENTS

The preceding unaudited interim consolidated condensed financial statements ("statements") should be read in conjunction with the Registrant's audited financial statements for the year ended April 30, 1995.

The preceding statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of financial position at October 31, 1995, and the results of operations for the three month period then ended. All adjustments are of a normal recurring nature.

NOTE B - BACKLOG

Backlog of unfilled orders for which contractual commitments have been received as of October 31, 1995 was $31.5 million.

NOTE C - QUASI REORGANIZATION

After the debt restructuring accomplished on April 28, 1994, the Registrant implemented for accounting purposes, a "quasi-reorganization", an elective accounting procedure that permits a company which has emerged from previous financial difficulty to restate its accounts and establish a fresh start in an accounting sense. After implementation of the accounting quasi-reorganization, the Registrant's assets and liabilities were adjusted to fair value, however, these adjustments were limited so as to not increase net assets. The deficit balance in retained earnings was changed to additional paid-in capital. The Registrant effected the accounting quasi-reorganization as of April 30, 1994.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations from Continuing Operations
------------------------------------------------

Consolidated sales for the three months ended October 31, 1995 of $10.1 million were $1.2 million higher than the $8.9 million reported for the same three-month period one year earlier. Sales for the first six months were $22.5 million compared to $16.6 million for the same six-months a year earlier. Sales for the first six months of the fiscal year increased a minimum of 25% at each subsidiary, when contrasted to the comparable period last year. Sales increases were broadly based in nearly all markets.

Gross margins also improved at all subsidiaries, with a significant increase at one business related to a single, unusually profitable large order. Pre-tax income of $1.7 million for the current six-month period substantially exceeded the slightly better than breakeven results for the same period one year earlier. Net income for the three months ended October 31, 1995 was $0.1 million compared with $0.5 million for the same three months one year earlier. The year earlier results included the favorable impact of one large and unusually profitable program shipped during the quarter and a lower tax provision. Net income of $1.0 for the most recent six-month period compares favorably to the breakeven performance reported one year earlier and includes a provision of $0.6 million for taxes.

Earnings per share for the current three-month reporting period was $.08 per common share compared with $.60 per share one year earlier. Earnings per common share for the most recent six months year-to-date were $1.32 per common share compared to $.01 per share for the same period ended 12 months earlier.


Liquidity and Financial Condition
---------------------------------

Cash provided by operations of $1.1 million for the six months ended October 31, 1995 was comparable to the amount generated for the same period of the prior year of $1.2 million. Net income for the current period was significantly higher in the current period but was offset by increases in net current assets during the period. Inventory levels continued to increase due to general sales level improvements and short-term delays in customer shipments at two of the subsidiaries.

Net cash used in financing activities decreased in the six months ended October 31, 1995 compared to the same period one year earlier. The reduction was due to a lower amount of reduction of the revolving credit agreement in the current period.

Capital expenditures, including capital leases, during the six-month period ended October 31, 1995 and 1994 were $1.3 and $1.0 respectively. As of October 31, 1995, there were purchase order commitments for capital equipment of $.3 million of which $.2 million is expected to be financed by leasing.

The Registrant has available, a maximum revolving credit agreement of $4.0 million. Availability of this line of credit is based on a calculation utilizing a percentage of accounts receivable and a percentage of certain components of inventory. As of October 31, 1995, $3.7 million was available, with $.3 million drawn against the calculated borrowing base.

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

                                    PRECISION AEROTECH, INC.


   12/14/95
---------------                     -----------------------------------
      Date                          Richard W. Detweiler
                                    Chairman, President, Chief Executive
                                      Officer, and duly authorized to
                                      sign on behalf of the Registrant