Form 10-Q
period 1996-01-31
PRECISION AEROTECH INC /DE/
filed 1996-03-13
CIK 802825

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                    F O R M   10-Q

(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934


For the quarterly period ended JANUARY 31, 1996
                               ----------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For the transition period from ______________________ to _____________________


Commission file number 1-9276
                       ------




                               PRECISION AEROTECH, INC.


A DELAWARE CORPORATION                                 IRS ID# 33-0171440


                    7777 FAY AVENUE, SUITE 120, LA JOLLA, CA 92037
                               TELEPHONE (619) 456-2992



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
                                                                         -------

Part I - FINANCIAL INFORMATION


                                          --
                               PRECISION AEROTECH, INC.
                        Consolidated Condensed Balance Sheets
                                    (in thousands)



                                        ASSETS
                                                    January 31,      April 30,
                                                        1996            1995
                                                    ----------       --------
                                                    (Unaudited)       (Note)


Current assets:
  Cash                                               $ -             $   240
  Accounts receivable, net                             5,500           4,664
  Inventories                                          9,057           7,700
  Deferred tax assets                                  1,003             961
  Prepaid expenses and other current assets              127             103
                                                     -------         -------
     Total current assets                             15,687          13,668

Property, plant & equipment, net                       9,576           9,535
Other non-current assets                                  39              75
                                                     -------         -------

                                                     $25,302         $23,278
                                                     -------         -------
                                                     -------         -------

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                   $ 4,272        $  3,130
  Income taxes payable                                   654             235
  Current portion of long-term debt and capital
    lease obligation                                   1,455           1,227
  Accrued expenses                                     3,013           3,370
                                                     -------         -------
        Total current liabilities                      9,394           7,962

Long-term debt and capital lease obligations,
  less current portion                                13,506          13,690

Deferred tax liabilities                                 659             820
Shareholders' equity
  Common stock                                             8               8
  Additional paid-in capital                             735             735
  Retained deficit since May 1, 1994 ($15,927
    accumulated deficit eliminated in
    quasi reorganization)                              1,000              63
                                                     -------         -------
Total shareholders' equity                             1,743             806
                                                     -------         -------
                                                     $25,302         $23,278
                                                     -------         -------
                                                     -------         -------


Note: The Balance Sheet at April 30, 1996 has been derived from the audited financial statements at that date.


See notes to consolidated condensed financial statements.

Part I - FINANCIAL INFORMATION

                               PRECISION AEROTECH, INC.
            Consolidated Condensed Statements of Operations - (Unaudited)
                   (in thousands, except shares and per share data)

                                        Three Months Ended  Nine Months Ended
                                             January 31,       January 31,
                                          1996      1995       1996     1995
                                        -------   -------    -------  -------
Net sales                               $10,365   $ 8,541   $32,819   $25,134
Cost of sales                             8,297     6,913    24,484    19,582
                                        -------   -------   --------  --------

Gross profit                              2,068     1,628     8,335     5,552

Selling, general and administrative
     expenses                             1,782     1,827     5,587     4,970
(Income) on disposal of subsidiary          -         -          -        (97)
                                        -------   -------    -------  -------

Operating income (loss)                     286      (199)    2,748       679

Other income (expense):
     Interest expense                      (401)     (414)   (1,201)   (1,288)
     Other income (expense), net              5        16        16        27
                                        -------    -------   -------  -------

     Total other expense                   (396)      (398)   (1,185)  (1,261)
                                        -------    -------   -------  -------

Income (loss) before income taxes          (110)      (597)    1,563     (582)

Income tax expense                           (4)         9       626       19
                                        -------    -------   -------  -------


Net income                              $  (106)   $  (606)      937  $  (601)
                                        -------    -------   -------  -------
                                        -------    -------   -------  -------

Earnings per share:                     $  (.13)   $  (.77)  $  1.19  $  (.76)
                                        -------    -------   -------  -------
                                        -------    -------   -------  -------


Weighted average number of
  common shares outstanding             789,250    789,250   789,250  789,250

See notes to consolidated condensed financial statements.

Part I - FINANCIAL INFORMATION

                               PRECISION AEROTECH, INC.
                  Consolidated Statements of Cash Flow - (Unaudited)
                                    (in thousands)

                                                                         Nine Months Ended
                                                                            January 31,
                                                                           1996      1995
                                                                          -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                          937    $  (601)

  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation and amortization of property,
       plant and equipment                                                 1,802      1,781
     Deferred income taxes                                                  (203)        -
     Provision for losses on inventory                                      (104)        27
     (Gain) loss on disposal of assets                                        -           2

     Changes in operating assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                                (836)       (54)
           Inventories                                                    (1,253)      (434)
       Prepaid expenses and other current assets                             (24)       (75)
       Non-current assets                                                     36        (45)

     Increase (decrease) in:
       Accounts payable                                                      796      1,235
       Accrued expenses                                                     (357)       219
       Income taxes payable                                                  419         -
                                                                         -------     ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $1,213     $2,055
                                                                         -------     ------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures                                                       554        584
  Proceeds from disposal of assets                                           -            1
                                                                         -------    -------

NET CASH (USED) BY INVESTING ACTIVITIES                                   $ (554)   $  (583)
                                                                         -------    -------

See notes to consolidated condensed financial statements.

Part I - FINANCIAL INFORMATION


                               PRECISION AEROTECH, INC.
           Consolidated Statements of Cash Flow -- Continued - (Unaudited)
                                    (in thousands)



                                                      Nine Months Ended
                                                         January 31,
                                                        1996       1995
                                                       ------      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long-term debt                       $ 6,300    $ 3,828
  Principal payments on long-term debt and
    capital lease obligations                         (7,545)    (5,794)
  Outstanding checks in excess of
    available cash balances                              346        -
                                                     -------    -------

NET CASH (USED IN) FINANCING ACTIVITIES              $  (899)   $(1,966)
                                                     -------    -------

NET (DECREASE) IN CASH                                  (240)      (494)

Cash at beginning of period                          $   240    $   711
                                                     -------    -------
CASH AT END OF PERIOD                                $  -       $   217
                                                     -------    -------
                                                     -------    -------


Supplemental disclosures of cash flow information

  Cash paid for:
    Interest                                         $ 1,201    $ 1,288
    Income taxes                                         423        -

Supplemental schedule of non-cash investing and financing activities

Capital equipment acquired under capital leases        1,289      1,222






See notes to consolidated condensed financial statements.

Part I - FINANCIAL INFORMATION

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                   January 31, 1996

NOTE A - INTERIM FINANCIAL STATEMENTS

The preceding unaudited interim consolidated condensed financial statements ("statements") should be read in conjunction with the Registrant's audited financial statements for the year ended April 30, 1995

The preceding statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position at January 31, 1996 and the results of operations for the period then ended. All adjustments are of a normal recurring nature.

NOTE B - BACKLOG

Backlog of unfilled orders for which contractual commitments have been received as of January 31, 1996 was $32.6 million.


                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                          OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales of $10.4 million for the three months ended January 31, 1996 were 22% higher than the $8.5 million reported for the comparable period one year earlier. Year-to-date sales of $32.8 million were 31% higher than the $25.1 million for the nine months ended January 31, 1995. Sales were up at all businesses due to broad based demand increases in many existing served markets and selective penetration of new markets and customers.

Operating income for the most recent quarter was $0.3 million compared with a $0.2 million operating loss for the quarter one year earlier. Year-to-date operating income was $2.7 million compared with $0.7 million last year. The majority of the year-to-year improvement is related to increased volume, a more profitable mix of business, and improved margins on new programs, partially offset by increased selling, general and administrative expense associated with the substantially higher activity levels.

The $0.1 million net loss for the most recent quarter compares to a net loss of $0.6 million for the three-month period one year earlier. Year-to-date net income of $0.9 million was $1.6 million better than the $0.6 million net loss for the nine-month period one year earlier. The improvement is directly related to the volume and mix changes discussed earlier, partially offset by an increase in the tax provision for the current year of approximately $0.6 million.

On February 16, 1996, the Registrant executed a definitive merger agreement with Vernitron Corporation. The transaction is subject to the successful completion of the normal pre-closing activities. Closing is expected during the second calendar quarter of 1996.

LIQUIDITY AND FINANCIAL CONDITION

Cash provided by operations of $1.2 million for the nine months ended January 31, 1996 was lower than the amount generated for the same period of the prior year of $2.0 million. Net income for the current period was significantly higher than the same period one year earlier but was offset by increases in net current assets during the period. Inventory levels continued to increase this period due to continued high activity levels to support sales increases and short-term delays in customer shipments at two of the subsidiaries.

Net cash used in financing activities of $.9 million for the nine months ended January 31, 1996 was lower than the amount used in the same period of the prior year of $1.9 million. The reduction was due to a lower reduction of the revolving credit agreement and increases in the outstanding checks in excess of available cash balances at January 31, 1996 compared to the same period one year earlier.

Capital expenditures, including capital leases, during the nine month periods ended January 31, 1996 and 1995 were $1.8 million for each period. As of January 31, 1996, there were purchase order commitments for capital equipment of $0.7 million of which $0.5 million is expected to be financed by leasing.

The Registrant has available, a maximum revolving credit agreement of $4.0 million. Availability of the line of credit is based on a calculation utilizing a percentage of accounts receivable and a percentage of certain components of inventory. As of January 31, 1996, $4.0 million was available, with $0.2 million drawn against the calculated borrowing base.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 11:    Schedule of Computation of Net Earnings Per
                             Share

         (b) There was one report on Form 8-K filed during the quarter, on December 18, 1995. The Form 8-K included a press release announcing that The Registrant had signed a Letter of Intent on December 15, 1995, to be acquired by Vernitron Corporation.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       PRECISION AEROTECH, INC.

                                       /s/ Richard W. Detweiler
March 13, 1996                         ------------------------------------
    Date                               Richard W. Detweiler
                                       Chairman, President, Chief Executive
                                         Officer, Chief Financial Officer,
                                         and duly authorized to sign on
                                         behalf of the Registrant